Form 10QSB
period 1995-11-30
AMBASSADOR FOOD SERVICES CORP
filed 1996-01-31
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                January 30, 1996


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10QSB.


Sincerely,

AMBASSADOR FOOD SERVICE CORP.

Richard A. Mitchell

Richard A. Mitchell, Vice President





                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1995

                  Commission File Number 0-1744

                  Ambassador Food Services Corporation

Delaware                                               44-0656199
(State or other jurisdiction of    (IRS Employer Identification #)
incorporation or organization)

Post Office Box 419586             3269 Roanoke Road
Kansas City, Missouri  64141-6586 Kansas City, Missouri 64111-3785
            (Address of principal executive offices)

                      816-561-6474
  (Registrant's Telephone Number, Including Area Code)

                         No changes
(Former Name, Former Address, and Former Fiscal Year, if Changed
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

     YES   X                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common Stock ($1.00 par value) 702,857 shares outstanding as of 1/15/96.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     November 30,1995 (Unaudited) and June 1, 1995       3

     Consolidated Statements of Income
     Six months ended November 30, 1995
     (Unaudited) and December 1, 1994 (Unaudited)        4

     Condensed Consolidated Statement of Cash Flows
     Six months ended November 30, 1995
     (Unaudited)                                         4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                    5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations       5

     Signatures                                          6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                 11/30/95       6/01/95
ASSETS
 Cash                          $  248,799    $  321,471
 Accounts Receivable            1,228,663     1,703,152
 Inventories                      543,489       483,283
 Other Current                    204,540       184,951
Total Current Assets            2,225,491     2,692,857

 Property,Plant and Equip.-Net  2,006,560     2,016,964
 Location Contracts             1,085,549     1,088,049
 Other Long Term Assets           562,355       528,125
Total Assets                    5,879,955     6,325,995

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         1,477,488     1,760,915
 Accrued Expenses and Other       684,333       627,591
 Current Maturities of
  Long-Term Debt                  430,212       372,515
  Line of Credit                      -0-       493,379
Total Current Liabilities       2,592,033     3,254,400

 Line of Credit                   189,451           -0-
 Long-Term Debt                   667,133       779,657
 Other Long Term Liabilities      889,360       891,225
Stockholder's Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings                163,361        21,696
                                1,890,882     1,749,217

     Less: Treasury Stock         348,904       348,504
                                1,541,978     1,400,713

Total Liab. & Stckhldrs' Eq.  $ 5,879,955   $ 6,325,995

 Note:    The balance sheet at June 1, 1995 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                      11/30/95

Net Cash provided (used)
      by continuing operations         559,761

Net Cash provided (used)
      by investing activities         (281,809)

Net Cash provided (used)
      by financing activities         (350,624)

Net Incr (Decr) in Cash                (72,672)

Cash:
 Beginning of period (June)            321,471
 End of period (November)              248,799


              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                              13 Weeks   13 Weeks   26 Weeks   26 Weeks
                                Ended      Ended      Ended      Ended
                              11/30/95   12/01/94   11/30/95   12/01/94

Total Revenues                5,137,003  5,079,727  9,999,247  9,724,248

Costs and Expenses:

 Cost of Products Sold        2,070,708  1,985,460  4,040,752  3,847,919
 Operating Expenses           2,037,521  2,002,252  3,982,767  3,897,464
 Selling and Administrative     691,701    768,805  1,415,107  1,462,956
 Depreciation and Amortization  151,381    157,143    303,892    298,558
 Interest                        58,827     44,825    115,064     82,868
     Total Expenses           5,010,138  4,958,485  9,857,582  9,589,765

 Income from cont. ops. (BIT)   126,865    121,242    141,665    134,483

 Provision for Income Taxes         -0-        -0-        -0-        -0-

     Net Earnings               126,865    121,242    141,665    134,483

 Earnings per common share          .18        .17        .20        .19



                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 1995, the consolidated statements of income for the three month and six month periods ended November 30, 1995 and December 1, 1994, and the condensed consolidated statement of cash flows for the six month period then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 1, 1995 annual report to shareholders. The results of operations for the periods ended November 30, 1995 and December 1, 1994 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


    Second quarter operating results reflected a profit of $126,865 up $5,623 from results in the same period of the prior year. This improvement reflects a slightly higher sales level as sales reached $5,137,003 versus $5,079,727 in the first half of fiscal 1995, a 1.13% increase. This sales increase results from stronger sales in the Company's food service operations despite lower sales in the maintenance segment. Maintenance sales were $99,488 lower for the quarter due to the sale of the Company's operations in Connecticut during the fourth quarter of fiscal 1995. The Company anticipates continued growth through year-end as the prospects for new business in the food services operations seem very favorable. Additionally, the Company is in discussions with a number of its competitors regarding the possible acquisitions of their businesses. These discussions are at various stages and while their results are still uncertain, conditions are favorable for the completion of a major transaction in the near term.

     The Company's working capital position has improved during the first half of fiscal 1996 by $195,001. This is primarily due to the renewal of the Company's working capital line of credit on a long term basis. Additionally, accounts payable have been reduced by $283,427 which reflects the Company's use of available capital resources to improve product costs by purchasing on shorter terms from suppliers.

     During the second quarter of fiscal 1996 the Company renewed its line of credit agreement with a financing company which reduced its costs under the agreement from the prime rate plus 8% to the prime rate plus 3 1/2%.
The renewal of this line of credit provides for a continuing source of capital to continue the strengthening and growth of the Company's operations with a substantially lower cost of funds than experienced in the prior year.




                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.



                AMBASSADOR FOOD SERVICES CORPORATION
                              (Registrant)







          By
            Arthur D. Stevens          Date
            President/Chairman of the Board








            By
             Richard A. Mitchell            Date
             Assistant Secretary