Form 10QSB/A
period 1995-11-30
AMBASSADOR FOOD SERVICES CORP
filed 1996-04-15
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                January 30, 1996


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10QSB AMMENDMENT #1.


Sincerely,

AMBASSADOR FOOD SERVICE CORP.

Richard A. Mitchell

Richard A. Mitchell, Vice President





                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                    Form 10-QSB AMMENDMENT #1

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



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                     REVISED EXHIBIT INDEX


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     November 30,1995 (Unaudited) and June 1, 1995       3

     Consolidated Statements of Income
     Six months ended November 30, 1995
     (Unaudited) and December 1, 1994 (Unaudited)        4

     Condensed Consolidated Statement of Cash Flows
     Six months ended November 30, 1995
     (Unaudited)                                         4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                    5

    Item 2.     Management's Discussion and Analysis of
    Financial Condition and Results of Operations        5

    Signatures                                           6

    Item 3.    Financial Data Schedule (Unaudited)       7





                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.



                AMBASSADOR FOOD SERVICES CORPORATION
                              (Registrant)







          By
            Arthur D. Stevens          Date  April 15, 1996
            President/Chairman of the Board








            By
             Richard A. Mitchell            Date April 15, 1996
             Assistant Secretary