Form 10QSB
period 1996-02-29
AMBASSADOR FOOD SERVICES CORP
filed 1996-06-10
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                May 10, 1996


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

For the Quarter Ended February 29, 1996

                  Commission File Number 0-1744

                  Ambassador Food Services Corporation

Delaware                                              244-0656199
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

Common Stock ($1.00 par value) 702,857 shares outstanding as of 02/29/96.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     February 29, 1996 (Unaudited) and June 1, 1995     3

     Consolidated Statements of Income
     Three months ended February 29, 1996
     (Unaudited) and March 2, 1995 (Unaudited)          4

     Condensed Consolidated Statements of Cash Flows
     Three months ended February 29, 1996
     (Unaudited) and March 2, 1995 (Unaudited)          4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                   5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5 - 6

     Signatures                                         6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  2/29/96       6/01/95
ASSETS
 Cash                          $  376,341    $  321,471
 Accounts & Notes Receivable    1,692,037     1,703,152
 Inventories                      573,590       483,283
 Other Current                    231,494       184,951
Total Current Assets            2,873,462     2,692,857

 Property,Plant and Equip.-Net  1,883,276     2,016,964
 Location Contracts             1,084,299     1,088,049
 Other Long Temr Assets           587,074       528,125
Total Assets                    6,428,111     6,325,995

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         1,486,721     1,760,915
 Accrued Expenses and Other       990,894       627,591
 Current Maturities of
  Long-Term Debt                  363,970       372,515
  Line of Credit                    -0-         493,379
Total Current Liabilities       2,841,585     3,254,400

 Line of Credit                   586,500         -0-
 Long-Term Debt                   616,735       779,657
 Other Long Term Liabilities      814,598       891,225
Stockholders' Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings                190,076        21,696
                                1,917,597     1,749,217

     Less: Treasury Stock         348,904       348,504
                                1,568,693     1,400,713
Total Liabilities &
Stockholders' Equity          $ 6,428,111   $ 6,325,995

 Note:    The balance sheet at June 1, 1995 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                2/29/96

Net Cash provided (used)
      by continuing operations  427,985

Net Cash provided (used)
      by investing activities  (303,750)
Net Cash provided (used)
      by financing activities  ( 69,365)

Net Incr (Decr) in Cash          54,780

Cash:
 Beginning of period (June)     321,471
 End of period (February)       376,341

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                              13 Weeks   13 Weeks    39 Weeks    39 Weeks
                                Ended      Ended       Ended       Ended
                               2/29/96    3/02/95     2/29/96     3/02/95

Total Revenues                4,993,649  4,986,127  14,992,896  14,710,375

Costs and Expenses:

 Cost of Products Sold        1,982,789  1,980,984   6,023,541   5,828,903
 Operating Expenses           1,971,814  2,044,646   5,954,581   5,942,110
 Selling and Administrative     836,816    738,689   2,251,926   2,201,645
 Depreciation and Amortization  150,807    165,099     454,699     463,657
 Interest                        54,705     55,420     169,769     138,288
     Total Expenses           4,996,931  4,984,838  14,854,516  14,574,603

 Income from Cont. Ops. (BIT)    (3,282)     1,289     138,380     135,772

 Provision for Income Taxes        -0-        -0-         -0-         -0-

     Net (Loss) Earnings         (3,282)     1,289     138,380     135,772

 Earnings per Common Share         (.02)       .01         .20         .19


                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of February 29, 1996, the consolidated statements of income for the three month and nine month periods ended February 29, 1996, and March 2, 1995, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 1, 1995 annual report to shareholders. The results of operations for the periods ended February 29, 1996 and March 2, 1995 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Revenues for the Third Quarter of the fiscal year ending February 29, 1996 show a modest increase from the same period for 1995. This increase reflects increasing sales in the Midwest Food Service Operations offset by lower sales in the Company's New York Food Service and Squire Maintenance operations (down $217,561). This modest growth in sales does not reflect the impact of an excellent sales effort during the Third Quarter as a number of new accounts contracted for service and will begin producing revenues in the early part of the Fourth Quarter. Additionally, subsequent to the end of the period an acquisition of the accounts of a competitor in the Des Moines market was completed. Sales of the acquired operation are projected to be over $40,000 per week.

     Operating cost remained near prior year levels during the Third Quarter. Management continues to seek to improve margins through increased pricing in the Ambassador accounts.

     Working Capital continued to improve during the Third Quarter as growth in current assets has been funded through Long Term sources of funds. Management anticipates a temporary strain on cash flow as it absorbs the acquisition in Des Moines because the Company continues to have limited capital resources at its disposal.





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