Form 10KSB
period 1996-05-30
AMBASSADOR FOOD SERVICES CORP
filed 1996-10-17
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934 (FEE REQUIRED)

For the fiscal year ended                     May 30, 1996
                                                                 OR
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                       ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to

Commission file number                           0-1744

                         Ambassador Food Services Corporation
                        (Name of small business issuer in its charter)

Delaware                                           44-0656199
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

3269 Roanoke Road, Kansas City, Missouri                             64111
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:   816  561-6474
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock (Par Value $1)
                                (Title of Class)
Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES  X                      NO
Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB.     [X]

Issuer's revenues for its most recent fiscal year are $20,462,465.

At October 7, 1996 there were 767,856 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $959,820.

Exhibit Index is on page 34.
Transitional Small Business Disclosure Format:           YES    NO   X



                                       PART I



Item 1.     Description of Business

     (a)     Business Development

     The Registrant (hereinafter "Company" or "Ambassador") is a Delaware corporation incorporated in 1963. It is engaged, through divisions and a subsidiary, in the food service and janitorial industries in Illinois, Iowa, Kansas, New York, Texas, New Jersey, Missouri, and Oklahoma.

   The principal business activity of the Company is the servicing of its customer accounts, primarily factories, offices, hospitals, schools, and social service agencies, through the use of vending machines, cafeterias, and prepared meals delivered from Company commissaries.
     On August 1, 1989, the name of the Company was changed from Automatique, Incorporated to Ambassador Food Services Corporation.

     (b)     Business of Issuer

     (1)     Description of Business Done by the Registrant in its Food Segment

     (i and ii)The vending and cafeteria segment of the Company's business consists of contracting to distribute beverages and food products to customer locations consisting of factories, offices, hospitals, and schools. The Company conducts surveys of potential customer locations, determines profitability of the location, and submits a proposal offering to provide the vending and/or cafeteria service for the customer location. Business with local government social service agencies and not-for-profit agencies is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

     (iii) No new products have been developed by this segment. The Company, in general, markets the product developed by its suppliers.

     (iv) The vending food service business, made up of a few large companies and many small independently owned local and regional enterprises, is highly competitive. The practice in the industry is to operate under written agreements with the locations served. In the market areas where the Company is located, it has national, regional, and local competition, some of which have substantially greater total sales and assets. Competition for locations in the food service industry normally comes in the form of pricing and in quality of service and product.

     (v) Raw materials, consisting of packaged products and commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources; which include Midwest Food Distributors, Inc., Kraft Food Services of
             New York, and Loeb and Mayer.

     (vi) During the year ended May 30, 1996, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

          Because the Company's customers are primarily the employees and students of the various schools, colleges, factories, offices, and hospitals at which it has its vending and cafeteria services, the Company normally experiences a seasonal decline in sales during the summer months and around holidays, during which times many of these customers vacation and many locations close completely.

     (vii) The distinctive logo associated with the Company has been registered under the laws of the United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to the following labor agreements:

Bargaining Unit              Market                        Expiration Date
Teamsters Local #838         Kansas City                   1/1/00
Teamsters Local #688         St. Louis                     2/1/97
Teamsters Local #90          Des Moines                    4/30/98
United Service Employees
 Union #377                  New York                      12/31/96


     (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

     (ix) The Company does not believe that existing or probable government regulations have a material effect on its operation.

     (b)     (2)     Description of Business Done by the Registrant in its
                     Janitorial Segment

          (i and ii)     The janitorial and maintenance service division of the
                         Company's business consists primarily of contracting various types of routine cleaning services for customers on a weekly, monthly, or as-needed basis.
                         Customers currently include grocery stores, apartment complexes, and office buildings. The Company had previously provided this kind of service to a few customers incidental to its food service. However, with the acquisition of the assets of Squire
                         Maintenance Service in 1988, the Company decided to establish and operate this part of its business as a separately identifiable division.

          In fiscal 1990, four additional acquisitions were made that increased the Company's market share and potential market area. During fiscal year 1995, the Company sold its operations in the Connecticut market but continued its janitorial services in New York and New Jersey.

     (iii)     No new products have been introduced by this segment.

     (iv) The janitorial segment is limited to the New Jersey and New York metropolitan areas. Competition for janitorial contracts comes in the form of pricing and quality of service. Competition in general is from regional and local companies.

     (v) The sources and availability of raw materials for this segment are adequate. Sources of raw materials include Graco Manufacturing, Thorsen Distributors, Inc., and Malone Chemical.

     (vi) During fiscal 1996, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

          This segment is not subject to material fluctuations in sales volume due to seasonality.

          Sales in this segment are on open accounts receivable. Inventory levels are not significant.

     (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 1996.

     (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

     (ix) The Company does not believe that existing or probable government regulations have a material effect on its operations.


     (b)     (x) Through (xii) with Respect to the Registrant's Business in
                General

          (x) The Company has not incurred any expense for research and development activities during any of its last two (2) fiscal years.

          (xi) Compliance with federal, state, and local laws and regulations involving the protection of the environment will not have a material effect.

          (xii) As of May 30, 1996, the Company and its subsidiary employed approximately 350 persons.

Item 2.     Description of Properties

     The Company leased all real estate for office, warehouse, garage, repair shops, and commissaries in each of its market areas throughout fiscal 1996, except for the property located at 3269 Roanoke Road, which was purchased in July 1990. The property was encumbered by a mortgage in the amount of $282,937 at May 30, 1996. Annual rentals were approximately $244,272 less $6,630 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                            Size      Expiration
Location                               Type of Property     (Sq. Ft.) Date
3269 Roanoke Rd., Kansas City, MO        Office/Whse          13,600  Owned
208 E. Aurora, Des Moines, IA            Office/Whse           9,200  6/96
10745 Midwest Indust Dr., St.Louis, MO   Office/Whse          15,800  9/95
5-30 54th Ave., Long Island City, NY     Office/Whse           8,000  Mo/Mo
41-43 24th St., Long Island City, NY     Office/Whse           2,500  3/01
9100 Santa Fe Dr., Overland Park, KS     Restaurant-
                                          Discontinued         1,800  2005
162 Closter Dock Rd., Closter, NJ        Office/Whse           1,200  Mo/Mo
900 West 8th St., Kansas City, MO        Warehouse               300  Mo/Mo
36 Clark St., Des Moines, IA             Office/Whse          10,600  3/01

     The major portion of the physical properties used by the Company is made up of automatic vending equipment and food service and production equipment. Equipment is primarily owned by the Company. In several instances, the cafeteria and vending equipment is owned by the account to which food services are rendered by the Company. The Company operates approximately 100 vehicles in the conduct of its business, approximately 25% of which are leased and the balance owned. The annual rentals on all such leased real estate properties, equipment, and vehicles are approximately $750,000.

Item 3.     Legal Proceedings

     In December 1991, a suit was filed on behalf of the United States Department of Agriculture under the False Claims Act Title 31 U.S.C. 3730 and 28 U.S.C. 1345. The suit was based on alleged overcharges for food services provided for certain government-sponsored projects in New York. Based upon extensive investigation, the Company concluded that it had not overcharged for food services provided for these projects and that the Company had no liability with respect to the government's claim.
     The Company therefore contested the government's claim.

     The government initiated settlement negotiations, which the Company joined with a view to effecting a disposition of the case and avoiding further litigation expense. These negotiations led to a settlement agreement during fiscal year 1995, pursuant to which the government's case was dismissed with prejudice. Terms of the agreement included payment by the Company to the government of $164,000, of which $89,000 was paid in 1995 and $75,000 was paid in 1996.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.




                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)     Price Range of Common Stock

     The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF).
     The bid quotation for the Company's common stock for each quarter during fiscal years ended May 30, 1996 and June 1, 1995 are shown below:


                                   1996                 1995
                                Bid Quotation       Bid Quotation
                                High     Low        High     Low
First Quarter                   3/4       3/4       5/8       5/8
Second Quarter                  3/4       3/4       3/4       5/8
Third Quarter                   1         3/4       3/4       3/4
Fourth Quarter                  1 3/8     15/16     3/4       3/4

     The quotations above reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

     (b)     Number of Equity Security Holders

     As of May 30, 1996, there were 612 record holders of the Company's common stock.

     (c)     Dividends

     The Company has never paid cash dividends on its common stock. Payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, debt agreements, capital requirements, and the operating and financial condition of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Continuing Operations

     Income from continuing operations declined from the 1995 level despite increased sales of $836,773 during the year ended May 30, 1996. These earnings were $50,224 in fiscal 1996, down from $180,052 in 1995. A change in the reserve relating to the Company's discontinued restaurant operations brought the net result to a loss of $42,076.
     This disappointing result reflects continued deterioration in margins in the Company's vending and cafeteria operations. While management implemented price increases throughout the year, food costs continued to rise at a substantial rate resulting in a decline in margins during the year. Price increases and improved controls and purchasing are being implemented to address this problem. It is imperative that margins improve for the Company to return to profitability.

     All other cost areas combined remained near 1995 levels in relation to sales. Operating costs were lower as a percentage of sales due to lower operating payroll; however, increased administrative payroll and interest costs offset these decreases.

     Liquidity and Capital Resources

     Working Capital improved from a deficit of $561,543 to a deficit of $238,371. This improvement was due entirely to the negotiation of a committed line of credit facility. This agreement expires in August 1997, therefore the full amount of the agreement will again be classified as current at the end of the first quarter of fiscal 1997, resulting in a significant change in working capital. Total liabilities increased to $6,254,130 from $4,925,282, while stockholders' equity remained nearly the same as in 1995.

     While sales increased substantially during the later part of the fiscal year, so did the Company's obligations. This makes it extremely important for the Company to improve its food cost and return to profitability so that it can provide adequate capital for continued growth. Financing continues to be available for the purchase of necessary capital equipment.

Item 7.     Consolidated Financial Statements

     Index to Consolidated Financial Statements


                                                                         Page
     Report of Independent Certified Public Accountants                      9


     Consolidated Balance Sheets as of May 30, 1996 and June 1, 1995      10-11


     Consolidated Statements of Operations for the Years Ended
      May 30, 1996 and June 1, 1995                                        12


     Consolidated Statement of Changes in Stockholders' Equity for the
     Years Ended May 30, 1996 and June 1, 1995                             13


     Consolidated Statements of Cash Flows for the Years Ended May 30, 1996
     and June 1, 1995                                                      14-15


     Notes to Consolidated Financial Statements                            16





          REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Ambassador Food Services Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 30, 1996 and June 1, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 30, 1996 and June 1, 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Kansas City, Missouri
August 2, 1996




                        Ambassador Food Services Corporation and Subsidiary
                                CONSOLIDATED BALANCE SHEETS
                                May 30, 1996 and June 1, 1995

               ASSETS                                     1996           1995
CURRENT ASSETS
 Cash (including change funds of $291,505 in 1996
        and $226,680 in 1995) (note C)                 $   402,768  $   321,471
     Trade accounts receivable (notes A11, B, D, and E)  1,768,211   1,703,152
     Income taxes receivable                                17,042      21,562
     Inventories (note A4)                                 593,820      483,283
     Prepaid expenses                                      248,916      100,596
     Current portion of note receivable (note O)           114,182       -
     Deferred income taxes (note J)                         30,033      62,793
               Total current assets                      3,174,972   2,692,857
PROPERTY AND EQUIPMENT - at cost (notes A5 and E)
     Vending equipment                                   5,044,062   4,601,459
     Cafeteria, commissary, and restaurant equipment     1,171,549   1,133,489
     Building and leasehold improvements                   649,877      563,395
     Other                                               1,056,859     918,009
                                                         7,922,347   7,216,352
     Less accumulated depreciation and amortization      5,792,683   5,199,388
               Total property and equipment              2,129,664    2,016,964
OTHER ASSETS
     Location contracts (note A6)                        1,242,656     1,088,049
     Note receivable, less current portion (note O)        481,961       -
     Unrecognized prior service costs (notes A7 and H)     222,932       258,500
     Excess of purchase price over net assets acquired
        (note A6)                                           93,771        94,790
     Deferred expenses                                      58,012        11,404
     Miscellaneous                                         273,398       163,431
               Total other assets                        2,372,730     1,616,174
                                                        $7,677,366    $6,325,995




            Ambassador Food Services Corporation and Subsidiary
                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                    May 30, 1996 and June 1, 1995

      LIABILITIES AND STOCKHOLDERS' EQUITY           1996           1995
CURRENT LIABILITIES
     Trade accounts payable (note C)              $2,131,857   $1,760,915
     Accrued expenses (note C)                       679,549      627,591
     Current maturities of long-term debt (note E)   601,937      372,515
     Line of credit (note D)                            -         493,379
               Total current liabilities           3,413,343    3,254,400
LONG-TERM LIABILITIES
     Line of credit (note D)                         618,798         -
     Deferred income taxes (note J)                  297,102      329,862
     Projected benefit obligation (note H)           337,342      391,748
     Other long-term liabilities                      68,522       32,070
     Subordinated note payable to stockholder
      (note F)                                       250,000         -
     Long-term debt, less current maturities
      (note E)                                     1,124,817      779,657
     Reserve for disposal of restaurant operations
      (note K)                                        97,612       52,447
     Reserve for litigation and sales tax obligations
      (note L)                                        46,594       85,098
               Total long-term liabilities         2,840,787    1,670,882
COMMITMENTS AND CONTINGENCIES
  (notes G, I, K, L, and O)                           -                -
STOCKHOLDERS' EQUITY (notes F and I)
     Common stock, par value $1.00 per share;
      authorized, 2,000,000 shares; issued,
      1,009,230 shares                             1,009,230    1,009,230
     Additional paid-in capital                      718,291      718,291
     Retained earnings (accumulated deficit)         (20,380)      21,696
                                                   1,707,141    1,749,217
     Less treasury stock - 241,374 shares in 1996
      and 305,973 shares in 1995 - at cost          (283,905)    (348,504)
               Total stockholders' equity          1,423,236    1,400,713
                                                  $7,677,366   $6,325,995









               Ambassador Food Services Corporation and Subsidiary
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended May 30, 1996 and June 1, 1995

                                                 1996                 1995
Net sales
      Food                                      $18,807,080       $17,672,028
      Janitorial                                  1,655,385         1,953,664
                                                 20,462,465        19,625,692
Cost and expenses
     Cost of food products sold                   8,300,394         7,810,858
     Operating (note M)                           8,300,729         8,036,539
     Selling and administrative                   2,930,109         2,774,169
     Depreciation and amortization                  636,343           627,430
     Interest                                       244,666           196,644
          Total cost and expenses                20,412,241        19,445,640
Earnings from continuing operations
   before income taxes                               50,224           180,052
     Income tax benefit (note J)                        -              30,000
          Net earnings from continuing
               operations                            50,224           210,052
Discontinued operations
     Change in estimate of loss on
         disposal of restaurants (note K)           (92,300)             -
          Net earnings (loss)                     $ (42,076)     $    210,052

Earnings (loss) per common share:
     Earnings from continuing
         operations                               $     .07      $        .30
     Loss on disposal of restaurants                   (.13)              -
          Net earnings (loss) per
              common share                        $    (.06)      $       .30

Weighted average common shares
     outstanding (note A9)                           719,207          700,781




                 Ambassador Food Services Corporation and Subsidiary
                          CONSOLIDATED STATEMENT OF
                     CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended May 30, 1996 and June 1, 1995

                                                          Retained
                                             Additional   Earnings    Total
                                              Paid-In (Accumulated Stockholders'
                     Common Stock              Capital    Deficit)    Equity
                Issued         Treasury Stock
           Shares     Amount   Shares    Cost
Balance at
June 2,
1994      1,009,230 $1,009,230 315,873 $355,317 $717,665 $(188,356) $1,183,222

Net
earnings      -         -         -        -        -      210,052     210,052

Sale of
treasury
stock         -         -      (10,000)  (6,875)     626      -          7,501

Purchase of
treasury
stock         -         -          100       62     -         -           (62)

Balance at
June 1,
1995      1,009,230  1,009,230 305,973  348,504  718,291       696   1,400,713

Net loss      -         -         -        -        -      (42,076)   (42,076)

Sale of
treasury
stock         -         -      (77,267) (77,267)    -         -         77,267

Purchase of
treasury
stock         -         -       12,668   12,668     -         -       (12,668)

Balance at
May 30,
996       1,009,230 $1,009,230 241,374 $283,905 $718,291  $(20,380) $1,423,236






             Ambassador Food Services Corporation and Subsidiary
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended May 30, 1996 and June 1, 1995


                                                      1996             1995
Cash Flows From Operating Activities
     Net earnings (loss)                             $(42,076)      $210,052
     Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in)
       operations
          Depreciation and amortization                636,343        627,430
          Gain on sale of property and equipment        (1,342)       (25,304)
          Provision for bad debts                        9,589          9,600
          Change in net pension obligation             (24,061)       (13,502)
          Change in reserves for disposal of
             restaurant operations and for
             litigation and sales tax
             obligations                               (63,033)      (116,986)
          Changes in operating assets and
          liabilities:
                    Trade accounts receivable          (74,648)           590
                    Income taxes receivable              4,520           (982)
                    Miscellaneous - other assets      (180,374)       (36,119)
                    Inventories                       (110,537)       (38,337)
                    Prepaid expenses                  (148,320)        35,461
                    Trade accounts payable and
                         accrued expenses              433,667       (633,260)
                    Deferred income taxes                 -           (30,000)
                         Net cash provided by
                         (used in) operating
                         activities                    439,728        (11,357)


5
Cash Flows From Investing Activities
     Purchase of property and equipment              (638,663)       (881,597)
     Proceeds from sale of property and
        equipment                                      12,174          48,410
     Issuance of note receivable                     (600,000)            -
     Collections on note receivable                     3,857             -
          Net cash used in investing activities    (1,222,632)       (833,187)
Cash Flows From Financing Activities
     Proceeds from issuance of long-term debt       1,179,648         811,829
     Principal payments on long-term obligations     (606,068)       (572,250)
     Treasury stock transactions                       64,599             (62)
     Net increase in checks outstanding in excess
       of bank      balances                           58,927          36,814
     Other financing activities                        41,675         (11,897)
     Net borrowings under line of credit              125,420         493,379
          Net cash provided by financing
          activities                                  864,201         757,813
Net Increase (Decrease) in Cash                        81,297         (86,731)
Cash, Beginning of Year                               321,471         408,202
Cash, End of Year                                $    402,768      $  321,471

Supplementary Schedule of Cash Flow Information:
     Cash paid during year for:
          Income taxes                           $        6,553   $     6,688
          Interest                               $      250,436   $   208,260

     Noncash investing and financing activities:
          Purchase of Bassman Vending, Inc.
               assets with long-term debt         $    251,000    $        -




                    Ambassador Food Services Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Years ended May 30, 1996 and June 1, 1995


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.     Principles of Consolidation

The financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. All material intercompany balances and transactions have been eliminated.

     2.     Nature of Business

The Company and its subsidiary are engaged in two segments: food service (vending, cafeteria and catering) and janitorial service. The Company's customers are principally located in the Midwest and Northeast United States.

     3.     Reporting Periods

The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Both fiscal years 1996 and 1995 contained 52 weeks.

     4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

     5.     Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method.

     6.     Location Contracts and Excess of Purchase Price Over Net Assets
            Acquired
Location contracts and excess of purchase price over net assets acquired arise from the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition which were generally cancelable by either party with limited notice. Amounts resulting from acquisitions prior to November 1, 1970 ($1,064,787) are not being amortized and relate mainly to St. Louis operations. Acquisitions of $568,173 expended subsequent to November
1, 1970 are being amortized on a straight-line basis over 5 to 40 years.



     6. Location Contracts and Excess of Purchase Price Over Net Assets Acquired - Continued

          The Company's management continually evaluates the carrying value of their intangible assets based upon local market and economic conditions, and, in their opinion, there has been no diminution in the value of these assets.

     7.     Unrecognized Prior Service Costs

Unrecognized prior service costs, related to the defined benefit pension plan discussed in Note H, are being amortized straight-line over the average remaining service period of the participants included in the plan.

     8.     Costs and Expenses

Preopening costs associated with new vending and cafeteria accounts are expensed as incurred.

     9.     Earnings (Loss) Per Common Share

Earnings (loss) per share has been computed using the weighted average common shares outstanding during the period. In addition to these shares, certain common stock equivalents exist that were outstanding during the reporting periods. These common stock equivalents were not considered in the net earnings (loss) per share calculation for fiscal year 1996 and 1995 as they did not effect the calculation.

In addition, during fiscal year 1996, the Company issued convertible debt. The possible conversion of such debt was not considered in the net earnings (loss) per share calculation for 1996 as its effect is antidilutive (See Note F).

     10.     Statements of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand, in banks, and in change funds.

     11.     Concentration of Credit Risk

The majority of the Company's accounts receivable, approximately $1,500,000 in 1996 and 1995, respectively, are with customers located in the Northeast United States. The Company grants credit to customers; which includes businesses, schools, and governmental agencies. Collateral is generally not required.


     12.     Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     13.     Reclassifications

Certain items in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     14.     Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts and notes receivable, accounts payable, line of credit, and long-term debt, approximate fair value.

B.     ACCOUNTS RECEIVABLE

     Accounts receivable includes the following:

                                                      1996             1995
Trade accounts receivable                           $1,790,385     $1,734,914
Less allowance for doubtful accounts                    22,174         31,762
                                                    $1,768,211     $1,703,152

C.     CURRENT LIABILITIES

     Trade accounts payable includes checks outstanding in excess of bank balances of $567,769 and $508,842 for 1996 and 1995, respectively.

     Accrued expenses include the following:

                                                      1996             1995
Legal fees                                           $108,874      $  77,314
Vacation pay                                           97,376        137,841
Commissions                                            61,674         12,799
Taxes                                                  47,622         90,000
Salaries                                              245,070        112,151
Current portion of pension benefit
     obligation (Note H)                               60,638         60,638
Reserve for discontinued operations (Note K)           16,388         11,082
Reserve for litigation and sales tax obligations
     (Note L)                                          29,000        104,000
Other                                                  12,907         21,766
                                                     $679,549       $627,591

D.     LINE OF CREDIT AGREEMENT

     During fiscal year 1995, the Company entered into a line of credit agreement with a financing company that carries interest at the publicly announced prime rate (8.25% at May 30, 1996) plus 3.5%. The amount drawn cannot exceed 80% of eligible accounts receivable and is collateralized by the Company's accounts receivable. At May 30, 1996 and June 1, 1995, amounts outstanding were $618,798 and $493,379, respectively. Interest is payable monthly and amounts outstanding were due upon demand.
     Subsequent to May 30, 1996, terms of the agreement were revised whereby the maturity date is August 1997.

E.     LONG-TERM DEBT

                                                         1996           1995
Note payable - bank, payable in monthly installments
     of $2,848, including interest at prime rate
     (8.25% at May 30, 1996) plus 2.0%, due July 1998,
     collateralized by building                          $282,937    $286,776
Notes payable - equipment, payable in monthly
     installments of $51,746, including interest at
     rates ranging from 10% to 19.25%, due through
     December 2000, collateralized by equipment           817,467     758,703
Note payable to Bassman Vending, Inc. payable in
     monthly installments of $5,150, including interest
     at 8.5%, due through March 2001, collateralized by
     certain location contracts and equipment
     (See Note O).                                        244,232         -
Note payable - equipment, payable in monthly
     installments of $9,723 plus interest at the
     publicly announced prime rate (8.25% at
     May 30, 1996) plus 3.5%, due August 1997,
     collateralized by equipment.                         330,554        -
Note payable - bank, payable in monthly
     installments of $2,000 plus interest at 9.0%,
      due December 1995, collateralized by
      accounts receivable                                   -          14,000
Notes payable - other                                      51,564      92,693
                                                        1,726,754   1,152,172
     Less current maturities                              601,937     372,515
                                                       $1,124,817  $  779,657

     Aggregate annual principal payments applicable to long-term debt due subsequent to May 30, 1996 are as follows:

                        Fiscal Year
                        Ending             Amount
                        1997           $   601,937
                        1998               519,465
                        1999               423,496
                        2000               114,351
                        2001                67,505
                                        $1,726,754

F.     SUBORDINATED NOTE PAYABLE TO STOCKHOLDER

During fiscal year 1996, the Company borrowed $250,000 from a stockholder and officer. The note calls for interest at 10%, payable quarterly with quarterly principal payments of $12,500 beginning June 30, 2001, with a final payment June 30, 2006.

     The note is subordinate to all other indebtedness of the Company.

From April 30, 1998 to May 1, 2006, the note is convertible to shares of the Company's stock at a price of $1.25 per share. In the event any payments are made on the note, the Company will issue warrants to the stockholder which will entitle the stockholder to purchase an equivalent number of shares during the same period. The conversion terms may be adjusted upon certain events to prevent dilution of the stockholder conversion rights.



G.     LEASES

     Future minimum lease payments under all noncancellable operating leases as of May 30, 1996 are as follows

Fiscal year
 ending          Real estate     Equipment          Total
1997             $  278,005     $   470,375      $   748,380
1998                284,392         436,352          720,744
1999                220,921         370,494          591,415
2000                156,606         314,231          470,837
2001                135,580          39,678          175,258
                 $1,075,504      $1,631,130       $2,706,634

     Rental expense charged to operations was as follows:

                                                   1996            1995
     Minimum rentals                              $499,703        $380,263
     Less sublease rentals                          (6,630)        (34,065)
                                                  $493,073        $346,198

H.     EMPLOYEE BENEFIT PLANS

The Company has a nonqualified defined benefit pension plan covering two key employees and three former officers of the Company. Under the terms of the plan, each individual will receive a fixed monthly payment for ten years after retirement. The benefit does not vest until the employee reaches age
65. If the individual dies, either during employment or after retirement, the beneficiary is entitled to receive benefits as specified in the agreement.
The plan is unfunded.

The following table sets forth the status and amounts recognized in the Company's consolidated financial statements for 1996 and 1995:

                                                       1996         1995
Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including
          vested benefits of $302,806 in 1996 and
          $368,777 in 1995                           $ 397,980      $ 452,386
     Projected benefit obligation for service
          rendered to date                           $ 397,980      $ 452,386
Plan assets at fair value                               -              -
Projected benefit obligation in excess of
    plan assets                                       397,980          452,386
Additional minimum liability recorded                 222,932          258,500
Prior service cost not yet recognized in net
     periodic pension cost                           (222,932)        (258,500)
Net accrued pension cost                             $ 397,980      $ 452,386

Net accrued pension cost is included in the accompanying consolidated financial statements as follows:
                                                     1996            1995
Current portion included in accrued
  expenses                                       $   60,638        $   60,638
Long-term portion of obligation                     337,342           391,748
                                                  $ 397,980         $ 452,386

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% in 1996 and 1995.

     Net pension cost for 1996 and 1995 includes the following components:

                                                        1996         1995
Service cost - benefits earned
     during the period                                 $  5,085     $  5,347
Interest cost on projected benefit
     obligation                                          35,363       39,950
Amortization of prior service cost                       37,745       37,745
Net periodic pension cost                               $78,193      $83,042


     The Company contributed approximately $83,000 and $85,000 in fiscal years
1996 and 1995, respectively, to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.

     The Company has a defined contribution plan that covers all permanent nonunion employees. Under the terms of the plan, employees can contribute up to a maximum of 15% of their gross annual salary. Company contributions to the Plan are at the discretion of the Board of Directors. The Company made no contributions to this plan during fiscal year 1996 or 1995.

I.     STOCK OPTIONS

On November 18, 1992, the Board of Directors approved the granting of nonstatutory options for 40,000 shares to an officer and certain key employees. The exercise price of the options is $.688 per share, which approximated the fair market value of the shares on the date of grant of the option. The option can be exercised at any time within five years of the date of grant. As of May 30, 1996, none of these options had been exercised.

On November 9, 1994, the Board of Directors approved the granting of nonstatutory options for 10,000 shares to an officer. The exercise price of the options was $.75 per share, which approximated the fair market value of the shares on the date of grant of the option. The options were exercised during fiscal year 1995.

On February 23, 1996, the Board of Directors approved the granting of nonstatutory options for 65,000 shares to certain key employees. The exercise price of the options was $1 per share, which approximated the fair market value of the shares on the date of grant of the option. The options were exercised during fiscal year 1996.

Stock option transactions for the two years are summarized below:


                                                       Option Shares
                                                          1996         1995
Outstanding, beginning of year                            40,000      40,000
Granted                                                   65,000      10,000
Exercised                                                (65,000)    (10,000)
Expired                                                     -              -
Outstanding, end of year                                   40,000      40,000



J.          INCOME TAXES

The net deferred tax liability in the accompanying consolidated balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                   1996                1995
Deferred tax liability                             $ 528,337        $ 526,723
Deferred tax asset                                  (693,295)        (680,922)
      Less:  Valuation allowance                     432,027          421,268
Net deferred tax liability                         $ 267,069        $ 267,069

The net deferred tax liability is included in the accompanying consolidated financial statements as follows:

                                                    1996               1995
Deferred income taxes - long-term
     liability                                     $297,102      $329,862
Deferred income taxes - short-term
     asset                                          (30,033)      (62,793)
                                                   $267,069      $267,069

The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows at May 30, 1996 and June 1, 1995:

                                               1996              1995
Amortization of location contracts         $  297,069      $  297,069
Accelerated depreciation                      231,268         229,654
                                           $  528,337      $  526,723

Reserve for contingencies                  $  (60,681)     $   (98,524)
Amortization of pension costs                 (69,118)          (75,616)
Vacation accrual                              (37,977)          (53,758)
Other                                          (8,648)          (11,612)
Net operating loss carryforward               (243,834)        (176,448)
AMT credit carryforward                       (108,716)          (99,868)
Investment tax credit carryforward            (164,321)        (165,096)
                                              $(693,295)      $(680,922)


The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The reduction is necessary due to prior operating losses and uncertainty as to the Company's ability to utilize tax credit and net operating loss carryforwards before they expire.
The valuation allowance was increased (decreased) $10,759 and ($127,517) in fiscal years 1996 and 1995, respectively.

The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                                    1996           1995
Federal income tax expense (benefit)
     computed at statutory rate                    $(14,000)     $ 60,000
State income tax expense (benefit)                   (2,000)        9,000
Tax effect of nondeductible expenses                 12,000        15,000
Increase (decrease) in valuation allowance           11,000      (127,000)
Other, net                                           (7,000)       13,000
                                                  $    -        $ (30,000)

The Company had available for income tax purposes the following investment credit carryforwards at May 30, 1996:

        Year of Expiration      Amount
          1997                $    4,217
          1998                    59,630
          1999                    25,168
          2000                    49,551
          2001                    25,755
                                $164,321

In addition, the Company had the following net operating loss carryforwards available at May 30, 1996:

Year of Expiration        Amount
         2008             $362,643
         2009               76,572
         2010               15,626
         2011              152,319
                          $607,160

K.          RESERVE FOR DISPOSAL OF RESTAURANT OPERATIONS

          During fiscal year 1988, management decided to cease operations of its final restaurant due to operating losses. The Company reduced the carrying value of assets relative to the restaurant to zero and provided a reserve for estimated losses from disposal. The remaining reserve represents estimated losses, net of anticipated sublease rentals, to terminate the Company's obligation under the property lease.

During fiscal year 1996, management revised its estimate to reflect a decrease in potential sublease rentals. This change increased the reserve $92,300. If anticipated sublease rentals significantly change in the future, the estimate may again need to be revised.

          An analysis of the reserve for discontinued operations is presented below:

                                               1996             1995
Balance, beginning of year                  $  63,529       $ 89,691
   Additions to reserves                       92,300            -
   Expenses paid during the year              (41,829)        (26,162)
Balance, end of year                         $114,000        $ 63,529

          The reserve is included in the accompanying consolidated financial statements as follows:

                                                    1996             1995
Current portion included in accrued
    expenses                                      $  16,388       $11,082
Reserve included in long-term
    liabilities                                      97,612        52,447
                                                   $114,000       $63,529


L.          RESERVE FOR LITIGATION AND SALES TAX OBLIGATIONS

          At May 30, 1996, the Company has $75,594 reserved relating to a New York state sales tax audit performed in 1988. The amount is a total of the sales tax assessed plus interest and penalties, less total payments.

          In addition, during fiscal year 1994, the Company established a reserve relating to a lawsuit filed by the federal government on behalf of the United States Department of Agriculture (USDA). The suit was based on alleged overcharges for food services provided for certain government-sponsored projects in New York. The Company contested the government's claim on the basis of extensive investigation and a resulting conclusion that the Company had not overcharged for food services provided for such projects, and that the Company had no liability with respect to the government's claim. During fiscal year 1995, the government initiated settlement negotiations. The Company joined with a view to effect a disposition of the case and avoid further litigation expenses. Following these negotiations, an agreement for settlement was reached. Terms of the agreement included payment by the Company to the government of $164,000, of which $89,000 was paid in 1995 and $75,000 was paid in 1996.

An analysis of the reserve for these obligations is as follows:

                                                     1996              1995
Balance, beginning of year                         $ 189,098      $279,922
   Additions to reserves                              -              5,246
   Payments                                         (113,504)      (96,070)
Balance, end of year                              $   75,594      $189,098

The reserves are included in the accompanying consolidated financial statements as follows:

                                                   1996          1995
Current portion included in accrued expenses      $29,000     $104,000
Reserve included in long-term liabilities          46,594       85,098
                                                  $75,594     $189,098


M.     OPERATING EXPENSES

Operating expenses in the accompanying consolidated statements of operations are composed of the following:

                                         1996                     1995
Payroll and related costs             $6,198,208              $6,178,781
Equipment rental                         255,431                 192,528
Other                                  1,847,090               1,665,230
                                      $8,300,729              $8,036,539

N.          BUSINESS SEGMENT INFORMATION

The Company is engaged in two different business segments: food and janitorial. Segment information is as follows:

                                                                Consolidated
                               Food             Janitorial           Total
Year ended May 30, 1996
     Sales                     $18,807,080     $1,655,385      $20,462,465
     Earnings from continuing
          operations before
          income taxes              47,066          3,158           50,224
     Depreciation and
          amortization             601,833         34,510          636,343
     Capital expenditures          724,337          4,326          728,663
     Identifiable assets         7,332,248        345,118        7,677,366

Year ended June 1, 1995
     Sales                     $17,672,028     $1,953,664      $19,625,692
     Earnings (loss) from
         continuing
         operations
         before income taxes       190,290        (10,238)         180,052
     Depreciation and
         amortization              570,628         56,802          627,430
     Capital expenditures          841,531         40,066          881,597
     Identifiable assets         5,944,005        381,990        6,325,995



O.          ACQUISITION

During fiscal year 1996, the Company acquired certain location contracts, parts inventory and equipment from Bassman Vending, Inc. (BVI) for $251,000 allocated as follows:

Location contracts (in and around Des Moines, Iowa)           $161,000
Parts inventory                                                 30,000
Equipment                                                       60,000
                                                              $251,000

The purchase price was financed with a $251,000 note payable to BVI, which is described in Note E.

In addition, the Company has entered into noncancellable operating leases with BVI whereby the Company will lease certain equipment and real estate for $6,000 and $24,500 per month, respectively, from March 1996 through March 2001.

Additionally, the Company lent BVI $600,000 which is payable in monthly installments of $12,300, including interest at 8.5% through April 2001. The note is collateralized by the real estate and equipment being leased above.

P.          ADJUSTMENTS TO QUARTERLY RESULTS (UNAUDITED)

          As discussed in Note K, the Company revised its estimated loss on the disposal of restaurant operations. The effect of this restatement for the first quarter of fiscal 1996 is as follows:

                                           Three Months Ended
                                             August 31, 1995
Net earnings (loss):
     As originally reported                      $ 14,717
     Effect of restatement                        (92,300)
As restated                                      $(77,583)

Item 8.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure

     There were no disagreements of the type described in paragraph (a) or any reportable event as described in paragraph (b) of Item 304 of Regulation SB during the two most recent fiscal years.


                                     Part III


Item 9. Directors and Executive Officers of the Registrant; Compliance with 16 (a) of the Exchange Act.

     (a), (b) The Executive Officers and Directors of the Company are:

            Name         Age      Principal Occupation                Director
                                                                        Since
George F. Crawford (1)     71     Partner in the law firm of Morrison
                                  & Hecker Attorneys at Law,General
                                  Counsel for Ambassador, Secretary of
                                  Ambassador (2)                        1974 (3)
Arthur D. Stevens (1)      71     Chairman of the Board of Directors,
                                  Executive Officer, and Treasurer of
                                  Ambassador (4)                        1963
George T. Terris           74     Investor (5)                          1966
Robert A. Laudicina        55     Executive Vice-President and
                                  General Manager of Ambassador's
                                  New York Operations (6)               1986
Richard A. Mitchell        32     Assistant Secretary, Vice President
                                  ofOperations (7)                      N/A
Ann W. Stevens             55                                           1996

     (1)     Member of Executive Committee of Board of Directors

     (2) Mr. Crawford has been Secretary of Ambassador since June 28, 1979; he served as Assistant Secretary prior to that time beginning in January 1972. He was also the first Secretary of Ambassador, serving from April 1963 to October 1968, inclusive. Throughout the entire period he has been a partner in Morrison & Hecker
             Attorneys at Law, the firm which serves as general counsel to Ambassador. Mr. Crawford resigned from the Board effective
             August 22, 1996.

     (3)     Member of Board of Directors 1963-67.

     (4) Mr. Stevens has been Chairman of the Board of Directors of Ambassador since February 15, 1963, Chief Executive Officer since April 11, 1963, and Treasurer since January 26, 1972. He was also the first President and Treasurer of Ambassador beginning on April 19, 1963, relinquishing those positions in April 1978 and October 1969, respectively. He again assumed the position of President on January 1, 1987 upon the retirement of Mr. George Terris from that position.

     (5) Mr. Terris, until his retirement January 1, 1987, was President and Chief Operations Officer of Ambassador.

     (6) Mr. Laudicina was elected Executive Vice President February 22, 1989. He served as Vice President prior to that time, beginning in January 1982. He was New York Sales and Marketing Director from December 1977 to January 1979 and has been divisional President of Ambassador's New York operations since January 1979.

     (7) Mr. Mitchell served as Manager of Operating Systems from August 1991 through November 1994 and has served as Assistant Secretary since November 1991. In November 1994, he was appointed to the position of Vice President of Operations.

     (c) No family relationship exists between any of the Executive Officers listed above.

     Each Officer holds his office at the pleasure of the Board of Directors until the next annual meeting of the Directors and until his successor is duly elected and qualified.

     (d) The Executive Officers and Directors listed above were not involved or a part of any legal proceedings as described in Item 401(d).

Item 10.     Executive Compensation

     (a), (b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 30, 1996, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.

Names of Individuals,
Number of Persons in Group                           Fiscal      Base
and Capacities in which Served                        Year      Salary
Arthur D. Stevens,                                      1996    $188,428
Chairman of the Board, President, Chief Executive       1995     161,100
Officer and Treasurer of Ambassador and Officer         1994     141,000
and Director of its Subsidiary

Robert A. Laudicina,                                    1996    $169,597
Executive Vice President and                            1995     140,446
General Manager of New York Operations                  1994     110,631

          Executive Retirement Program

     An executive retirement program was adopted during the 1990 fiscal year to provide a target annual retirement benefit at age 65 or upon retirement, if later, in an amount equal to approximately 40-45% of annual salary, payable for 10 years, for certain salaried employees, including the following officer:
Robert A. Laudicina. This target retirement benefit will be provided through the combination of (1) discretionary annual cash retirement bonus payments in the amount of $2,000, which must be invested in an individual retirement account or a universal life insurance policy, and (2) a nonqualified (for tax purposes) supplemental retirement agreement from the Company. The nonqualified retirement agreements will pay the estimated portion of the target retirement benefit which cannot be funded by the executive through the annual cash retirement bonus payments. The nonqualified retirement arrangements will also provide a pre-retirement death benefit in the event of the executive's death prior to age 65.

     These annual retirement benefits of the above named Officer, are estimated to be as follows:

Name of Executive  Age   Estimated Benefit      Supplemental     Target
                         From Cash               Retirement      Retirement
                         Retirement                 Benefit      Benefit

Robert A. Laudicina  55    $9,123                    $46,227          $55,350

     *based upon contributions of $2,000 per year until age 65 and interest at 8% annum.

     The Company maintains insurance policies on the lives of the executives in amounts estimated to be sufficient to reimburse it for most of the supplemental retirement and/or death benefit payments.

     (d)     Stock Options

     There were no stock options held by any Officer or Director whose remunerations exceeded $100,000 as of May 30, 1996.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     (a)      Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of May 30, 1996, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                              Amount            Percent of
                                              Beneficially      Outstanding
Name and Address of Beneficial Owner(s)       Owned             Shares

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                       181,444      (1)        23.3%

Thomas G. Berlin
800 Superior Avenue, Suite 2100
Cleveland, Ohio 44114                          124,218      (3)         16.0%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                               50,000      (2)           6.4%

George F. Crawford
10110 Fontana Lane
Overland Park, KS  66207                         52,597                   6.8%


     (1) Does not include 60,000 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest. Additionally, does not include 200,000 shares which may be issued in the event of conversion of certain debt under its conversion provisions which are effective from April 30, 1998 to May 1, 2006.

     (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

     (3)     Includes 12,800 shares owned by Mr. Berlin's wife.

     (b)     Security Ownership of Management

                                                      Shares of Stock
                                                    Beneficially Owned
                                                     May 30, 1996
Name                                             Number           Percent
                                              of Shares          of Stock
George F. Crawford
10110 Fontana Lane
Overland Park, KS  66207                        52,597              6.8%

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                        181,444   (1)      23.3%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                                 50,000   (2)      6.4%

Robert A. Laudicina
303 Cedar Court
Norwood, NJ  07648                                24,375            3.1%

Ann W. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                            1,000             0.1%

All Directors and Officers
   as a Group (5 persons)                        337,416   (3)      43.4%


     (1) Does not include 60,000 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest. Additionally, does not include 200,000 shares which may be issued in the event of conversion of certain debt under its conversion provisions which are effective from April 30, 1998 to May 1, 2006.

     (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

     (3) Includes 10,000 shares which could be purchased by certain Officers and Directors under stock options.

     (c)     Changes in Control

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.


Item 12.     Certain Relationships and Related Transactions

     (a)     Certain Business Relationships

     George F. Crawford, a Director and Officer of Ambassador, is a partner of Morrison & Hecker Attorneys at Law, which firm serves as general counsel to the Company. Mr. Crawford resigned from the Board effective August 22, 1996.

     There were no other transactions with any member of management during fiscal 1996 which exceeded $60,000.

Item 13.     Exhibits and Reports on Form 8-K

     (a)     Exhibit No.:

          3A     Articles of Incorporation of the Registrant             (1)

          3B     By-Laws of the Registrant                               (1)

           6      1984 Incentive Stock Option Plan Dated January 31, 1984(2)

          10     Material Contracts Agreement with Paul F. Leathers      (1)

          17     Letter on Director Resignation                          (3)

          22     Subsidiary of the Registrant                            (3)

     (1) This exhibit was filed with the Ambassador's 10-K for the fiscal year ended May 28, 1981. A copy of the Certificate of Amendment of Certificate of Incorporation changing the Company's name was filed as a supplement to said exhibit for the fiscal year ended June 1, 1989.

     (2) This exhibit was filed with the Company's 10-K for the fiscal year ended May 31, 1984.

     (3)     Exhibit attached as part of filing.


Exhibit No. 22

Subsidiary of the Registrant

Ambassador Food Services Corporation (a Delaware Corporation), the parent Company, has the following subsidiary, which is included in the consolidated financial statements.

Name of Subsidiary      State of Incorporation             % of Voting
                                                         Securities Owned
Ambassador Fast
Services, Inc.
d/b/a Squire Maintenance
 Services                   New York                              100%


Note:     The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Arthur
           D. Stevens, President, Ambassador Food Services Corporation, P.O. Box 419586, Kansas City, Missouri 64141-6586.





                       Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMBASSADOR FOOD SERVICES CORPORATION
                                         (Registrant)


             /s/ Athrur D. Stevens                 Date October 17, 1996
             Arthur D. Stevens
             Chairman of the Board




              /s/ Richard Mitchell                 Date October 17, 1996
              Richard Mitchell
              Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  Chairman of the Board
                                  President, Treasurer and
/s/ Arthur D. Stevens             Chief Executive Officer    October 17, 1996
Arthur D. Stevens                 Title                      Date


/s/ Robert A. Laudicina           Vice-President/Director    October 17, 1996
Robert A. Laudicina               Title                      Date


/s/ Ann W. Stevens                Director                   October 17, 1996
Ann W. Stevens                    Title                      Date


/s/ George T. Terris              Director                   October 17, 1996
George T. Terris                  Title                      Date

 EXHIBIT 17


October 16, 1996


Mr. Arthur D. Stevens
President
Ambassador Food Services Corporation
3269 Roanoke Road
Kansas City, MO  64111

Dear Arthur:

I have been advised by management of our firm that, because of our firm's general policy against having its members serve as directors or officers of publicly held corporations for which the firm serves as legal counsel, and in light of recent developments in the position of the American Bar Association and other bar associations in this regard, which have been well publicized and of which you are probably aware, I should terminate my status as a director and officer of Ambassador Food Services Corporation. Accordingly, I hereby resign as a director and as an officer of the corporation, as well as any subsidiary or subsidiaries of which I may be listed as a director or officer, effective immediately.

Very truly yours,


/s/ George F. Crawford
George F. Crawford