Form 10QSB
period 1997-02-27
AMBASSADOR FOOD SERVICES CORP
filed 1997-05-29
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                May 17, 1997


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

For the Quarter Ended February 27, 1997

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

Common Stock ($1.00 par value) 755,906 shares outstanding as of 02/27/97.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     February 27, 1997 (Unaudited) and May 30, 1996       3

     Consolidated Statements of Income
     Six months ended February 27, 1997
     (Unaudited) and February 29, 1996 (Unaudited)        4

     Condensed Consolidated Statements of Cash Flows
     Six months ended February 27, 1997 (Unaudited)       4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                     5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5 - 6

     Signatures                                           6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  2/27/97      5/30/96
ASSETS
 Cash                          $  507,546    $  402,768
 Accounts & Notes Receivable    1,903,279     1,768,211
 Inventories                      690,698       593,820
 Other Current                    169,849       410,173
Total Current Assets            3,271,372     3,174,972

 Property,Plant and Equip.-Net  2,408,253     2,129,664
 Location Contracts             1,263,927     1,242,656
 Other Long Term Assets         1,000,036     1,130,074
Total Assets                    7,943,588     7,677,366

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         2,126,078     2,131,857
 Accrued Expenses and Other     1,009,966       679,549
 Current Maturities of
  Long-Term Debt                  655,224       601,937
  Line of Credit                  709,122         -0-
Total Current Liabilities       4,500,390     3,413,343

 Line of Credit                     -0-         618,798
 Long-Term Debt                 1,405,962     1,374,817
 Other Long Term Liabilities      751,719       847,172
Stockholders' Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings                (145443)      (20,380)
                                1,582,078     1,707,141

     Less: Treasury Stock         296,561       283,905
                                1,285,517     1,423,236
Total Liabilities &
Stockholders' Equity          $ 7,943,588   $ 7,677,366

 Note:    The balance sheet at May 30, 1996 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                2/27/97

Net Cash provided (used)
      by continuing operations  708,708

Net Cash provided (used)
      by investing activities  (716,810)
Net Cash provided (used)
      by financing activities   112,880

Net Incr (Decr) in Cash         104,778

Cash:
 Beginning of period (June)     402,768
 End of period (November)       507,546

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                              26 Weeks   26 Weeks
                                Ended      Ended
                              02/27/97   02/29/96

Total Revenues               17,337,250  14,992,896

Costs and Expenses:

 Cost of Products Sold        7,250,263  6,023,541
 Payroll Expense              4,789,861  4,237,618
 Other Operating Expenses     2,234,517  1,716,965
 Selling and Administrative   2,455,581  2,251,956
 Depreciation and Amortization  449,020    454,699
 Interest                       283,071    169,769
     Total Expenses          17,462,313 14,854,516

 Income from Cont. Ops. (BIT)  (125,063)   138,380

 Provision for Income Taxes        -0-        -0-

     Net (Loss) Earnings       (125,063)   138,380

 Earnings per Common Share         (.17)       .20


                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of February 27, 1997, the consolidated statements of income for the nine month periods ended February 27, 1997, and February 29, 1996, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 27, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 30, 1996 annual report to shareholders. The results of operations for the periods ended February 27, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Revenues for the Second Quarter of the fiscal year ending February 27, 1997 show an 15.6% increase from the same period for 1996. This increase reflects a 18.6% sales increase in the Midwest Food Service Operations, a 8.0% increase in the Company's New York Food Service revenues and a 13.0% increase in Squire Maintenance operations. This growth in sales reflects the impact of excellent sales efforts as well as the additional revenues due to the acquisition in the Des Moines market in the Fourth Quarter of 1996.

     Cost of products sold and operating expenses increased as a percentage of sales from prior year levels. This is a continuation of deterioration in margins of the Company's Midwest Food Operations as well as the New York Food Service. Management is working to improve margins through increased pricing in the Ambassador accounts, obtaining competitive vendor price levels and through stricter cost controls.

     Financing continues to be available for necessary capital investment through the Company's equipment suppliers. Because profitability has continued to lag behind sales growth, the Company's cash position has tightened. Management is concentrating its efforts upon improving margins to provide needed cashflow from operations.





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