Form 10KSB
period 1997-05-29
AMBASSADOR FOOD SERVICES CORP
filed 1998-05-06
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934 (FEE REQUIRED)

For the fiscal year ended                     May 29, 1997
                                                                 OR
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

Issuer's revenues for its most recent fiscal year are $22,770,546.

At April 1, 1998 there were 745,456 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $1,001,893.

Exhibit Index is on page 37.
Transitional Small Business Disclosure Format:           YES    NO   X



                                       PART I



Item 1.     Description of Business

     (a)     Business Development

     The Registrant (hereinafter "Company" or "Ambassador") is a Delaware corporation incorporated in 1963. It is engaged, through divisions and a subsidiary, in the food service and janitorial industries in Iowa, Kansas, New York, Texas, New Jersey, Missouri, and Oklahoma.

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

     (v) Raw materials, consisting of packaged products and commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources; which include Midwest Food Distributors, Inc., Pepsi Cola General Bottlers and Loeb and Mayer.

     (vi) During the year ended May 29, 1997, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

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

Bargaining Unit              Market                        Expiration Date
Teamsters Local #838         Kansas City                   1/1/00
Teamsters Local #90          Des Moines                    4/30/98
United Service Employees
 Union #377                  New York                      12/31/99


     (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

     (ix) The Company does not believe that existing or probable government regulations have a material effect on its operation.

     (b)     (2)     Description of Business Done by the Registrant in its
                     Janitorial Segment

      (i and ii)     The janitorial and maintenance service division of the
                     Company's business consists primarily of contracting various types of routine cleaning services for customers on a weekly, monthly, or as-needed basis.
                     Customers currently include grocery stores and public housing complexes in New York and New Jersey.

     (iii)     No new products have been introduced by this segment.

     (iv) The janitorial segment is limited to the New Jersey and New York metropolitan areas. Competition for janitorial contracts comes in the form of pricing and quality of service. Competition in general is from regional and local companies.

     (v) The sources and availability of raw materials for this segment are adequate. Sources of raw materials include Graco Manufacturing and Malone Chemical.

     (vi) During fiscal 1997, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

          This segment is not subject to material fluctuations in sales volume due to seasonality.

          Sales in this segment are on open accounts receivable. Inventory levels are not significant.

     (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 1999.

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

          (xii) As of May 29, 1997, the Company and its subsidiary employed approximately 300 persons.

Item 2.     Description of Properties

     The Company leased all real estate for office, warehouse, garage, repair shops, and commissaries in each of its market areas throughout fiscal 1997, except for the property located at 3269 Roanoke Road, which was purchased in July 1990. The property was encumbered by a mortgage in the amount of $277,552 at May 29, 1997. Annual rentals were approximately $358,652 less $20,400 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                            Size      Expiration
Location                               Type of Property     (Sq. Ft.) Date
3269 Roanoke Rd., Kansas City, MO        Office/Whse          13,600  Owned
208 E. Aurora, Des Moines, IA            Office/Whse           9,200  5/98
10745 Midwest Indust Dr., St.Louis, MO   Office/Whse          15,800  9/98
5-30 54th Ave., Long Island City, NY     Office/Whse           8,000  Mo/Mo
41-43 24th St., Long Island City, NY     Office/Whse           2,500  3/01
9100 Santa Fe Dr., Overland Park, KS     Restaurant-
                                          Discontinued         1,800  2/04
162 Closter Dock Rd., Closter, NJ        Office/Whse           1,200  Mo/Mo
900 West 8th St., Kansas City, MO        Warehouse               300  Mo/Mo
36 Clark St., Des Moines, IA             Office/Whse          10,600  3/01

     The major portion of the physical properties used by the Company is made up of automatic vending equipment and food service and production equipment. Most of the equipment used is owned by Company. In several instances, the cafeteria and vending equipment is owned by the account to which food services are rendered by the Company. The Company operates approximately 100 vehicles in the conduct of its business, approximately 25% of which are leased and the balance owned. The annual rentals on all such leased real estate properties, equipment, and vehicles are approximately $750,000.

Item 3.     Legal Proceedings

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.




                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)     Price Range of Common Stock

     The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF).
     The bid quotation for the Company's common stock for each quarter during fiscal years ended May 29, 1997 and May 30, 1996 are shown below:


                                   1996                 1995
                                Bid Quotation       Bid Quotation
                                High     Low        High     Low
First Quarter                 1 1/16    1 1/16      3/4       3/4
Second Quarter                1 1/8     1 1/16       3/4       3/4
Third Quarter                 1 1/2     1 1/16       1        3/4
Fourth Quarter                1 7/16    1 3/8     1 3/8      15/16

     The quotations above reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

     (b)     Number of Equity Security Holders

     As of May 29, 1997, there were 601 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Continuing Operations

     1997 Results

     Despite growth in sales of more than $ 2,000,000 from fiscal 1996 levels, Ambassador experienced a before tqax loss from continuing operations of $1,164,217 compared to a before tax profit of $ 50,244 in 1996. Growth in sales waas provided through the acquisition of a competitor in the Des Moines, Iowa market during the latter part of fiscal 1996 and the opening of a new operation in Tyler, Texas during the second quarter of 1997.

     The loss reflects poor results in the Company's Midwest operations and the costs associated with the sales of Ambassador's ooperations in St. Louis. During 1997, operating losses of $432,000 were recorded in the St. Louis operation with an additional loss of $199,000 recorded on the sales of the operation. The new operation in Tyler, Texas failed to meet sales objectives and produced a loss of $31,000 during the year. The operation in Tyler has been closed during fiscal 1998.

     Cost of food products sold continue to increase as a percentage of sales. This problem impacted all markets as cost of products rose dramatically during the year and price increases implemented were not adequate to offset the effect of these rising costs. Management continues to persue pricing as well as purchasing opportunities to improve gross margins.

     Operating costs increased dramatically due to the cost associated with the closing of the St. Louis operation as well as high operating lease costs that relate to the acquisition in Iowa. Administrative cost increased as a percentage of sales due to higher payroll costs. Additionally, the Company experienced unusually high costs relating to placement fees within the Company's corporate accounting office and late payment fees for various obligations. Management has taken steps to reduce operating and administrative cost through staff reductions and stringent controls on expenditures in all areas.

     1996 Results

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

     Year 2000

     Management has reviewed its systems relative to the Year 2000 issue and has determined that no material expenditures will be required for modifications or replacement of software due to this problem. Management does anticipate replacing its primary financial reporting and control systems as part of its short-term business plan and will ensure that all new systems are Year 2000 compliant.

     Liquidity and Capital Resources

     Working Capital at the close of fiscal 1997 was a deficit of almost $2,000,000. This reflects the impact of the loss incurred during fiscal 1997 coupled with the $1,000,000 deficit at the end of fiscal 1996. The Company has implemented stringent controls on capital expenditures and has idle equipment in its vending operations to support substantial growth in sales,if needed.

     Management has been successful in attaining financing during fiscal 1998 necessary to meet its current obligations. Additionally, payments being received on the sale of its St. Louis operations continue to provide capital. While financing continues to be available for the Company's capital equipment needs, Ambassador's ability to maintain its lending relationships are dependent upon a return to profitability.

Item 7.     Consolidated Financial Statements

     Index to Consolidated Financial Statements


                                                                         Page
     Report of Independent Certified Public Accountants                     10


     Consolidated Balance Sheets as of May 29, 1997 and May 30, 1996      11-12


     Consolidated Statements of Operations for the Years Ended
      May 29, 1997 and May 30, 1996                                        13


     Consolidated Statement of Changes in Stockholders' Equity for the
     Years Ended May 29, 1997 and May 30, 1996                             14


     Consolidated Statements of Cash Flows for the Years Ended May 29, 1997
     and May 30, 1996                                                      15-16


     Notes to Consolidated Financial Statements                            17





          REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Ambassador Food Services Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 29, 1997 and May 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 29, 1997 and May 30, 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Kansas City, Missouri
November 24, 1997




                        Ambassador Food Services Corporation and Subsidiary
                                CONSOLIDATED BALANCE SHEETS
                                May 29, 1997 and May 30, 1996

               ASSETS                                     1997           1996
CURRENT ASSETS
 Cash (including change funds of $241,719 in 1997
        and $291,505 in 1996) (note A10)               $   370,340  $  402,768
 Trade accounts receivable, net of allowance for
     doubtful accounts of $118,234 in 1997 and
     $22,174 in 1996 (notes A11 and D)                   1,697,773   1,768,211
 Income taxes receivable                                     8,881      17,042
 Inventories (note A4)                                     548,477     593,820
 Prepaid expenses                                          186,817     248,916
 Current portion of note receivable (notes N,O and P)      372,351     114,182
 Deferred income taxes (note J)                               -         30,033
      Total current assets                               3,184,639   3,174,972
PROPERTY AND EQUIPMENT - at cost (notes A5 and E)
 Vending equipment                                       4,804,840   5,044,062
 Cafeteria, commissary, and restaurant equipment         1,205,077   1,171,549
 Building and leasehold improvements                       641,814     649,877
 Other                                                     991,570   1,056,859
                                                         7,643,301   7,922,347
 Less accumulated depreciation and amortization          5,445,471   5,792,683
      Total property and equipment                       2,197,830   2,129,664
OTHER ASSETS
  Location contracts (note A6)                             267,530   1,242,656
  Note receivable, less current portion (notes N,O and P)1,227,048     481,961
     Unrecognized prior service costs (notes A7 and H)     183,009     222,932
  Excess of purchase price over net assets acquired,net of
     accumulated amortization of $20,375 in 1997 and
     $19,355 in 1996 (note A6)                              23,054      93,771
     Deferred expenses                                      52,432      58,012
     Miscellaneous                                         180,320     273,398
      Total other assets                                 2,372,730     1,616,174

                The accompanying notes are an integral part of these statements.




            Ambassador Food Services Corporation and Subsidiary
                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                    May 29, 1997 and May 30, 1996

      LIABILITIES AND STOCKHOLDERS' EQUITY           1997           1996
CURRENT LIABILITIES
     Checks outstanding in excess of bank balances $ 662,086   $  567,769
     Trade accounts payable                        1,532,775    1,564,088
     Accrued expenses (note C)                     1,249,170      679,549
     Current maturities of long-term debt (note E)   582,863      485,261
     Line of credit (note D)                       1,142,213      949,352
               Total current liabilities           3,413,343    3,254,400
LONG-TERM LIABILITIES
     Deferred income taxes (note J)                    -          297,102
     Projected benefit obligation (note H)           337,468      337,342
     Other long-term liabilities                      42,035       68,522
     Subordinated note payable to stockholder
      (note F)                                       250,000      250,000
     Long-term debt, less current maturities
      (note E)                                       921,617      910,939
     Accrued costs of discontinued restaurant
      operations (note K)                             84,203       97,612
     Accrued litigation and sales tax costs
      (note L)                                         -           46,594
               Total long-term liabilities         1,635,323    2,008,111
COMMITMENTS AND CONTINGENCIES
  (notes G, I, K, L, and N)                            -                -
STOCKHOLDERS' EQUITY (notes F and I)
     Common stock, par value $1.00 per share;
      authorized, 2,000,000 shares; issued,
      1,009,230 shares                             1,009,230    1,009,230
     Additional paid-in capital                      718,291      718,291
     Retained earnings (accumulated deficit)        (917,528)     (20,380)
                                                     809,993    1,707,141
     Less treasury stock - 251,774 shares in 1997
      and 241,274 shares in 1996                    (298,561)    (283,905)
               Total stockholders' equity            511,432    1,423,236

                The accompanying note are an integgral part of these statements.









               Ambassador Food Services Corporation and Subsidiary
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended May 29, 1997 and May 30, 1996

                                                 1997                 1996
Net sales
      Food                                      $20,839,872       $18,807,080
      Janitorial                                  1,930,674         1,655,385
                                                 22,770,546        20,462,465
Cost and expenses
     Cost of food products sold                   9,497,576         8,300,394
     Operating (note M)                           9,818,547         8,265,161
     Selling and administrative                   3,521,127         2,930,109
     Depreciation and amortization                  684,352           671,911
     Interest                                       413,161           244,666
          Total cost and expenses                23,934,763        20,412,241
Earnings (loss) from continuing operations
   before income taxes                           (1,164,217)           50,224
     Income tax benefit (note J)                    267,069             -
          Net earnings from continuing
               operations                          (897,148)           50,224
Discontinued operations
     Change in estimate of loss on
         disposal of restaurants (note K)             -               (92,300)
          Net Loss                               $ (897,148)     $    (42,076)

Earnings (loss) per common share:
     Earnings from continuing
         operations                               $   (1.18)      $        .07
     Loss on disposal of restaurants                  -                   (.13)
          Net loss per
              common share                        $   (1.18)      $       (.06)

Weighted average common shares
     outstanding (note A9)                           760,906           719,207




                 Ambassador Food Services Corporation and Subsidiary
                          CONSOLIDATED STATEMENT OF
                     CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended May 29, 1997 and May 30, 1996

                                                          Retained
                                             Additional   Earnings    Total
                                              Paid-In (Accumulated Stockholders'
                     Common Stock              Capital    Deficit)    Equity
                Issued         Treasury Stock
           Shares     Amount   Shares    Cost
Balance at
June 1,
1995      1,009,230 $1,009,230 305,873 $348,504 $718,291 $  21,696 $1,400,713

Net
earnings      -         -         -        -        -      (42,076)   (42,076)

Sale of
treasury
stock         -         -      (77,267) (77,267)    -         -         77,267

Purchase of
treasury
stock         -         -       12,668   12,668     -         -         (12,668)

Balance at
May 30,
1996      1,009,230  1,009,230 241,274  283,905  718,291   (20,380)   1,423,236

Net loss      -         -         -        -        -     (897,148)    (897,148)

Purchase of
treasury
stock         -         -       10,500   14,656     -         -         (14,656)

Balance at
May 29,
19976       1,009,230 $1,009,230 251,774 $298,561 $718,291 $(917,528) $  511,432






             Ambassador Food Services Corporation and Subsidiary
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended May 29, 1997 and May 30, 1996


                                                      1997             1996
Cash Flows From Operating Activities
     Net earnings (loss)                            $(897,148)       $(42,076)
     Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in)
       operations
          Depreciation and amortization                684,352        671,911
          Gain on sale of property and equipment       198,898         (1,342)
          Provision for bad debts                       96,060          9,589
          Deferred income taxes                       (267,069)          -
          Changes in operating assets and
          liabilities:
                    Trade accounts receivable          (25,622)       (74,648)
                    Income taxes receivable              8,161          4,520
                    Miscellaneous - other assets        39,264       (180,374)
                    Inventories                         45,343       (110,537)
                    Prepaid expenses                    62,099       (148,320)
                    Trade accounts payable and
                         accrued expenses              416,432        311,005
                         Net cash provided by
                         (used in) operating
                         activities                    360,770        438,728


5
Cash Flows From Investing Activities
     Purchase of property and equipment              (844,257)       (638,663)
     Proceeds from sale of property and
        equipment                                        -             12,174
     Issuance of note receivable                         -           (600,000)           3,857             -
     Collections on notes receivable                   96,744           3,857
                         Net cash used in investing
                         activities                  (747,513)     (1,222,632)
Cash Flows From Financing Activities
     Proceeds from issuance of long-term debt         524,046       1,179,648
     Principal payments on long-term obligations     (415,766)       (606,068)
     Purchase of treasury stock                       (14,656)        (12,668)
     Sale of treasury stock                              -             77,267
     Net increase in checks outstanding in excess
       of bank balances                                94,317          58,927
     Other financing activities                       (26,485)         41,675
     Net borrowings under line of credit              192,861         125,420
          Net cash provided by financing
          activities                                  354,315         864,201
Net Increase (Decrease) in Cash                       (32,428)         81,297
Cash, Beginning of Year                               402,768         321,471
Cash, End of Year                                $    470,340      $  402,768

Supplementary Schedule of Cash Flow Information:
     Cash paid during year for:
          Income taxes                           $         -      $     6,553
          Interest                               $      422,629   $   250,436

     Noncash investing and financing activities:
          Purchase of Bassman Vending, Inc.
               assets with long-term debt         $        -      $    251,000
          Sale of St. Louis location financed
               with note receivable               $   1,200,000   $       -





                    Ambassador Food Services Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Years ended May 29, 1997 and May 30, 1996


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated fanancial statements follows.

     1.     Principles of Consolidation

The consolidated financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services,Inc. All material intercompany balances and transactions have been eliminated.

     2.     Nature of Business

The Company and its subsidiary are engaged in two segments: food service (vending, cafeteria and catering) and janitorial service. The Company's customers are principally located in the Midwest and Northeast United States.

     3.     Reporting Periods

The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Both fiscal years 1997 and 1996 contained 52 weeks.

     4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

     5.     Property and Equipment

Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. The estimated lives used in determining depreciation are:

           Vending equipment                              8 years
           Cafeteria and commissary equipment          3-10 years
           Building and leasehold improvements         3-22 years
           Other                                        2-4 years

     6.     Location Contracts and Excess of Purchase Price Over Net Assets
            Acquired
Location contracts and excess of purchase price over net assets acquired arise from the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition which were generally cancelable by either party with limited notice. Amounts resulting from acquisitions prior to November 1, 1970 ($1,064,787) were not amortized and relate mainly to St. Louis operations. During 1997, these costs for St. Louis were disposed of in conjunction with the sales of the operation (see Note O). Acquisitions of $568,173 expended subsequent to November 1, 1970 are being amortized on a straight-line basis over 5 to 40 years.

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

     9.     Earnings (Loss) Per Common Share

Loss per share has been computed using the weighted average common shares outstanding during the period. In addition to these shares, certain stock options and convertible debt exist that were outstanding during the reporting periods. These common stock equivalents were not considered in the net loss per share calculation for fiscal year 1997 and 1996 as their effect is antidilutive.

     10.     Statements of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand, in banks, and in change funds.

     11.     Concentration of Credit Risk

Approximately $1,300,000 in 1997 and $1,500,000 of the Company's accounts receivable, are with customers located in the Northeast
United States. The Company grants credit to customers; which includes businesses, schools, and governmental agencies. Collateral is generally not required.


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

     14.     Reclassifications

Certain items in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

B.     REALIZATION OF ASSETS

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

       Recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

       Management has taken the following steps to revise its operating and financial reqquirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

              Certain unprofitable operations have been closed
              Several administrative and regional positions have been eliminated Steps to improve margins and reduce costs have been taken.
              Making current operations profitable and growing through intenal sales efforts have become the Company's focus.
              The existing lender refinanced the equipment loan and the Company obtained a short-term loan to provide additional liquidity.
              Total debt has been reduced and debt service requirements
                sucstantially decrease in June 1998.

C.     CURRENT LIABILITIES


     Accrued expenses include the following:

                                                      1997             1996
Legal fees                                           $122,095      $ 108,874
Vacation pay                                           69,546         97,376
Commissions                                            61,543         61,674
Taxes                                                 332,476         47,622
Salaries                                              217,132        245,070
Current portion of projected benefit
     obligation (Note H)                               18,900         60,638
Accrued costs of discontinued restaurant
     operations (Note K)                               13,562         16,388
Accrued litigation and sales tax costs
     (Note L)                                         123,416         29,000
Deferred revenue                                       98,405           -
Medical Insurance                                      54,589           -
Lease Termination                                      62,000           -
Other                                                  75,506         12,907
                                                   $1,249,170       $679,549

D.     LINE OF CREDIT AGREEMENT

     The Company has a line of credit agreement with a financing company that that carries interest at the publicly announced prime rate (8.5% at May 29
     1997) plus 3.5%. The amount drawn cannot exceed 80% of eligible accounts receivable and is collateralized by the Company's accounts receivable. Borrowings are limited to a maximum of $1,500,000 plus the outstanding principal related to a portion of the line of credit due August 1997 ($213,878 at May 29, 1997). Interest is payable monthly and amounts outstanding are due upon demand. At May 29,1997 and May 30,1996,amounts outstanding were $1,142,213 and $949,352,respectively.

E.     LONG-TERM DEBT

                                                         1996           1995
Note payable - bank, payable in monthly installments
     of $2,848, including interest at prime rate
     (8.5% at May 29, 1997) plus 2.0%, due July 1998,
     collateralized by building                          $277,552    $282,937
Notes payable - equipment, payable in monthly
     installments of $57,449, including interest at
     rates ranging from 9% to 19.25%, due through
     July 2002, collateralized by equipment             1,014,837     817,467
Note payable to Bassman Vending, Inc. payable in
     monthly installments of $5,150, including interest
     at 8.5%, due through March 2001, collateralized by
     certain location contracts and equipment
     (See Note N).                                        201,430     244,232
Note payable - other                                       10,661      51,564
                                                        1,504,480   1,396,200
     Less current maturities                              582,863     485,261
                                                       $  921,617  $  910,939

     Aggregate annual principal payments applicable to long-term debt due subsequent to May 29, 1997 are as follows:

                        Fiscal Year
                        Ending             Amount
                        1998           $   582,863
                        1999               542,938
                        2000               202,453
                        2001               138,924
                        2002                37,302
                                        $1,504,480

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



G.     LEASES

     Future minimum lease payments under all noncancellable operating leases as of May 29, 1997 are as follows

Fiscal year
 ending          Real estate     Equipment          Total
1998             $  209,392     $   436,352      $   645,744
1999                195,921         370,494          566,415
2000                156,606         314,231          470,837
2001                135,580          39,678          175,258
                 $  697,499      $1,160,755       $1,858,254

     Rental expense charged to operations was as follows:

                                                   1997            1996
     Minimum rentals                              $845,198        $499,703
     Less sublease rentals                            -            ( 6,630)
                                                  $845,198        $493,073

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

The following table sets forth the status and amounts recognized in the Company's consolidated financial statements for 1997 and 1996:

                                                       1997         1996
Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including
          vested benefits of $248,080 in 1997 and
          $302,806 in 1996                           $ 356,368      $ 397,980
     Projected benefit obligation for service
          rendered to date                           $ 356,368      $ 397,980
Plan assets at fair value                               -              -
Projected benefit obligation in excess of
    plan assets                                        356,368        397,980
Additional minimum liability recorded                  183,009        183,009
Prior service cost not yet recognized in net
     periodic pension cost                            (183,009)      (222,932)
Net accrued pension cost                             $ 356,368      $ 397,980

Net accrued pension cost is included in the accompanying consolidated financial statements as follows:
                                                     1996            1995
Current portion included in accrued
  expenses                                       $   18,900        $   60,638
Long-term portion of obligation                     337,468           337,342
                                                  $ 356,368         $ 397,980

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% in 1997 and 1996.

     Net pension cost for 1997 and 1996 includes the following components:


                                                        1997         1996
Service cost - benefits earned
     during the period                                 $  5,491     $  5,085
Interest cost on projected benefit
     obligation                                          31,571       35,363
Amortization of prior service cost                       37,746       37,745
Net periodic pension cost                               $74,808      $78,193


     The Company contributed approximately $74,000 and $83,000 in fiscal years
1997 and 1996, respectively, to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.

     The Multiemployer Pension Plan Amendments Act of 1980(the Act) significantly increased the pension responsibilities of participating employers.
Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial "withdrawl liability."
Management has no intention of undertaking any action which would subject the Company to this obligation.

     The Company has a defined contribution plan that covers all permanent nonunion employees. Under the terms of the plan, employees can contribute up to a maximum of 15% of their gross annual salary. Company contributions to the Plan are at the discretion of the Board of Directors. The Company made no contributions to this plan during fiscal year 1997 or 1996.

I.     STOCK OPTIONS

In fiscal year 1993, the Board of Directors granted nonstatutory options for 40,000 shares to an officer and certain key employees. These options expired of unexercised subsequent to May 29, 1997.

In fiscal year 1996, the Board of Directors approved the granting of nonstatutory options for 65,000 shares to certain key employees. The exercise price of the options was $1 per share, which approximated the fair market value of the shares on the date of grant of the option. The options were exercised during fiscal year 1996.

Stock option transactions for the two years are summarized below:


                                                       Option Shares
                                                          1997         1995
Outstanding, beginning of year                            40,000      40,000
Granted                                                     -         65,000
Exercised                                                   -        (65,000)
Outstanding, end of year                                  40,000      40,000



J.          INCOME TAXES

The net deferred tax liability in the accompanying consolidated balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                   1997                1996
Deferred tax liability                             $ 232,883        $ 528,337
Deferred tax asset                                  (721,444)        (693,295)
      Less:  Valuation allowance                     488,561          432,027
Net deferred tax liability                         $    -           $ 267,069

The net deferred tax liability is included in the accompanying consolidated financial statements as follows:

                                                    1997               1996
Deferred income taxes - noncurrent
     liability                                     $    -           $ 297,102
Deferred income taxes - short-term
     asset                                              -             (30,033)
                                                        -           $ 267,069

The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows at May 29, 1997 and May 30, 1996:

                                               1997              1996
Amortization of location contracts         $    1,201      $  297,069
Accelerated depreciation                      231,682         231,268
                                           $  232,883      $  528,337

Accrued costs                              $  (62,308)     $  (60,681)
Amortization of pension costs                 (66,758)        (69,118)
Vacation accrual                              (27,123)        (37,977)
Allowance for bad debts                       (46,111)         (8,648)
Other                                          (7,689)            -
Net operating loss carryforward               (244,847)      (243,834)
AMT credit carryforward                       (106,504)      (108,716)
Investment tax credit carryforward            (160,104)      (164,321)
                                            $ (721,444)    $ (693,295)


The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The reduction is necessary due to prior operating losses and uncertainty as to the Company's ability to utilize tax credit and net operating loss carryforwards before they expire.
The valuation allowance was increased $56,534 and $10,759 in fiscal years 1997 and 1996, respectively.

The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                                    1996           1995
Federal income tax benefit
     computed at statutory rate                  $ (396,000)     $ (14,000)
State income tax benefit                            (58,000)        (2,000)
Tax effect of nondeductible expenses                 14,000         12,000
Increase in valuation allowance                      57,000         11,000
Underaccrual of prior deferred tax liability        120,000            -
Other, net                                           (4,000)        (7,000)
                                                 $ (267,000)      $    -

The Company had available for income tax purposes the following investment credit carryforwards at May 29, 1997:

        Year of Expiration      Amount
          1998                    59,630
          1999                    25,168
          2000                    49,551
          2001                    25,755
                                $160,104

In addition, the Company had the following net operating loss carryforwards available at May 29, 1997:

Year of Expiration        Amount
         2008             $252,779
         2009              138,822
         2010               63,240
         2011              156,463
         2012               16,508
                          $627,812

K.          ACCRUED COSTS OF DISCONTINUED RESTAURANT OPERATIONS

          During fiscal year 1988, management ceased restaurant operations. The estimated obligation under the property lease, netof anticipated sublease rentals, is accrued.

          The accrual is included in the accompanying consolidated financial statements as follows:


                                                    1997             1996
Current portion included in accrued
    expenses                                      $  13,562      $ 16,388
Accrual included in long-term
    liabilities                                      84,203        97,612
                                                   $ 97,765      $114,000


L.          ACCRUED LITIGATION AND SALES TAX COSTS

         During fiscal year 1994, the Company established an accrual relating to a lawsuit filed by the federal government on behalf of the United States Department of Agriculture. To avoid further litigation expenses, an agreement for settlement was reached. Terms of the agreement included payment by the Company to the government of $164,000, the last installment of which was paid in 1996.
          At May 30, 1996, the Company had an accrual of $75,594 relating to a New York state sales tax audit performed in 1988. The amount is a total of the sales tax assessed plus interest and penalties, less total payments. During the year the Company received a letter granting amnesty for the tax year liability for 1988 and before.

          During fiscal year 1997, the Company was assessed $133,233 in taxes and penalties by the Missouri Department of Revenue for delinquent sales taxes for the period from September 1996 through February 1997. The Company entered into an agreement to pay this amount plus interest at 12% in monthly installments of $11,150 through April 1998.

The accrual is in the accompanying consolidated financial statements as follows:

                                                   1997          1996
Current portion included in accrued expenses    $ 123,416     $ 29,000
Reserve included in long-term liabilities             -         46,594
                                                $ 123,416     $ 75,594

          The New York State Department of Taxation and Finance is conducting a sales and use tax examination for the period from June 1993 through November 1995. The examination is not completed, and no adjustments have been proposed.

          The ultimate outcome of this examination cannot presently be determineed. Therefore, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

M.     OPERATING EXPENSES

Operating expenses in the accompanying consolidated statements of operations are composed of the following:

                                         1996                     1995
Payroll and related costs             $6,676,089              $6,162,640
Equipment rental costs                   535,893                 255,431
Other                                  2,606,565               1,847,090
                                      $9,818,547              $8,265,161

N.          ACQUISITION

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

Additionally, the Company lent BVI $600,000 (See Note P).

O.          SALE OF ST. LOUIS OPERATIONS

During fiscal year 1997, the Company entered into an agreement to lease and sale equipment and location contracts for its St. Louis operations. The agreement called for rental payments to be paid in monthly installments equal to 10% of the gross revenues from all sales during the lease to customers identified in the agreement. Equipment located at customers no longer receiving service from the purchaser will be returned to the Company. All returned equipment will result in a credit to the purchase price of 50% of the yearly revenue of the customer as set forth in the agreement.

At the end of the lease, the remaining equipment will be purchased for a sales price of $1,200,000,net of the credits above(See Note P).

As a result of this sale, the Company recognized a loss of $198,898 during fiscal year 1997.

P.          NOTES RECEIVABLE

          Notes receivable include the following:

                                               1997              1996
Note receivable from BVI, payable in
  monthly installments of $12,300, including
  interest at 8.5% through April 2001,
  collateralized by the equipment and real
  estate being leased by the Company as
  discussed in Note N                          $ 493,247          $ 596,143

Note receivable from sales of St. Louis
  operations, with $120,000 payment due in
  January 1998, with 60 monthly installments
  commencing February 1998, plus interest
  at 10%, collateralized by the equipment
  sold as discussed in Note O                  1,106,152               -
                                               1,599,399            596,143
Less current portion                             372,351            114,182
                                              $1,227,048          $ 481,961


Q. YEAR-END ADJUSTMENTS

The following adjustments were made in the fourth quarter of fiscal year 1997:


                                                          (Income)
                                                          expense
Correct accounts payable                                 $ 154,000
Increase in allowance for and write-off
 of questionable trade and miscellaneous
 receivables.                                              273,000
Correct Iowa sales tax payable                              69,000
Record loss on sales of St.Louis operations                199,000
Reduce deferred tax liability                             (267,000)
Amnesty on New York sales tax obligation                   (76,000)
                                                         $ 352,000

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


                                     Part III


Item 9.     Directors and Executive Officers of the Registrant; Compliance with
16 (a) of the Exchange Act.

     (a), (b) The Executive Officers and Directors of the Company are:


            Name         Age      Principal Occupation                Director
                                                                        Since
Arthur D. Stevens (1)      73     Chairman of the Board of Directors,
                                  Executive Officer, and Treasurer of
                                  Ambassador (2)                        1963
George T. Terris(1)        75     Investor (3)                          1966
Robert A. Laudicina(1)     57     Executive Vice-President and
                                  General Manager of Ambassador's
                                  New York Operations (4)               1986
Richard A. Mitchell        32     Assistant Secretary, Vice President
                                  ofOperations (5)                      N/A
Ann W. Stevens             55                                           1996
Douglas M. Schosser,CPA    27     Director,Key Asset Management Co.     1997


     (1)     Member of Executive Committee of Board of Directors

     (2) Mr. Stevens has been Chairman of the Board of Directors of Ambassador since February 15, 1963, Chief Executive Officer since April 11, 1963, and Treasurer since January 26, 1972. He was also the first President and Treasurer of Ambassador beginning on April 19, 1963, relinquishing those positions in April 1978 and October 1969, respectively. He again assumed the position of President on January 1, 1987 upon the retirement of Mr. George Terris from that position.

     (3) Mr. Terris, until his retirement January 1, 1987, was President and Chief Operations Officer of Ambassador.

     (4) Mr. Laudicina was elected Executive Vice President February 22, 1989. He served as Vice President prior to that time, beginning in January 1982. He was New York Sales and Marketing Director from December 1977 to January 1979 and has been divisional President of Ambassador's New York operations since January 1979.

     (5) Mr. Mitchell served as Manager of Operating Systems from August 1991 through November 1994 and has served as Assistant Secretary since November 1991. In November 1994, he was appointed to the position of Vice President of Operations.

     (c) Arthur D. Stevens,CEO and Chairman, and Ann W. Stevens,Director,are husband and wife. No other family relationship exists between any of the executive officers and directors listed above.

     Each Officer holds his office at the pleasure of the Board of Directors until the next annual meeting of the Directors and until his successor is duly elected and qualified.

     (d) The Executive Officers and Directors listed above were not involved or a part of any legal proceedings as described in Item 401(d).

Item 10.     Executive Compensation

     (a), (b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 29, 1997, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.

Names of Individuals,
Number of Persons in Group                           Fiscal      Base
and Capacities in which Served                        Year      Salary
Arthur D. Stevens,                                      1997    $144,144
Chairman of the Board, President, Chief Executive       1996     188,428
Officer and Treasurer of Ambassador and Officer         1995     161,100
and Director of its Subsidiary

Robert A. Laudicina,                                    1997    $157,000
Executive Vice President and                            1996     169,597
General Manager of New York Operations                  1995     140,446

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

     These annual retirement benefits of the above named Officer, are estimated to be as follows:

Name of Executive  Age   Estimated Benefit      Supplemental     Target
                         From Cash               Retirement      Retirement
                         Retirement                 Benefit      Benefit

Robert A. Laudicina  57    $9,123                    $46,227          $55,350

     *based upon contributions of $2,000 per year until age 65 and interest at 8% annum.

     The Company maintains insurance policies on the lives of the executives in amounts estimated to be sufficient to reimburse it for most of the supplemental retirement and/or death benefit payments.

     (d)     Stock Options

     There were no stock options held by any Officer or Director whose remunerations exceeded $100,000 as of May 29, 1997.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     (a)      Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of May 29, 1997, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                              Amount            Percent of
                                              Beneficially      Outstanding
Name and Address of Beneficial Owner(s)       Owned             Shares

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                       181,444      (1)        23.9%

Thomas G. Berlin
800 Superior Avenue, Suite 2100
Cleveland, Ohio 44114                          124,218      (3)         16.4%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                               50,000      (2)           6.6%

George F. Crawford
10110 Fontana Lane
Overland Park, KS  66207                         52,597                   6.9%


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

     (3)     Includes 12,800 shares owned by Mr. Berlin's wife.

     (b)     Security Ownership of Management

                                                      Shares of Stock
                                                    Beneficially Owned
                                                     May 29, 1997
Name                                             Number           Percent
                                              of Shares          of Stock

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                        181,444   (1)      23.9%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                                 50,000   (2)      6.6%

Robert A. Laudicina
303 Cedar Court
Norwood, NJ  07648                                26,500            3.5%

Ann W. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                            1,000             0.1%

Douglas M. Schosser
1050 Allston Road
Cleveland Heights, OH 44121                        2,000             0.3%

All Directors and Officers
   as a Group (6 persons)                        264,144            34.9%


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


Item 12.     Certain Relationships and Related Transactions

     (a)     Certain Business Relationships

     There were no transactions with any member of management during fiscal 1997 which exceeded $60,000.

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


                                  AMBASSADOR FOOD SERVICES CORPORATION
                                         (Registrant)


             /s/ Robert A. Laudicina                 Date April 20, 1998
             Robert A. Laudicina
             Interim President




              /s/ Richard Mitchell                 Date April 20, 1998
              Richard Mitchell
              Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Arthur D. Stevens             Chairman of the Board      April 20, 1998
Arthur D. Stevens                 Title                      Date


/s/ Robert A. Laudicina           Interim President/Director April 20, 1998
Robert A. Laudicina               Title                      Date


/s/ Ann W. Stevens                Director                   April 20, 1998
Ann W. Stevens                    Title                      Date


/s/ George T. Terris              Director                   April 20, 1998
George T. Terris                  Title                      Date

/s/Douglas M. Schosser            Director                   April 20, 1998
Douglas M. Schosser               Title                      Date