Form 10QSB
period 1997-08-28
AMBASSADOR FOOD SERVICES CORP
filed 1998-10-29
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                May 15, 1998


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

For the Quarter Ended August 28, 1997

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

     YES                      NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common Stock ($1.00 par value) 745,456 shares outstanding as of 8/28/97.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     August 28, 1997 (Unaudited) and May 29, 1997          3

     Consolidated Statements of Income
     Three months ended August 28, 1997
     (Unaudited) and August 29, 1996 (Unaudited)           4

     Condensed Consolidated Statements of Cash Flows
     Three months ended August 28, 1997 (Unaudited)        4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                     5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5 - 6

     Signatures                                           6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  8/28/98      5/29/97
ASSETS
 Cash                          $  378,510    $  370,340
 Accounts & Notes Receivable    1,586,157     1,697,773
 Inventories                      545,903       548,477
 Other Current                    455,099       568,049
Total Current Assets            2,965,699     3,184,639

 Property,Plant and Equip.-Net  2,057,422     2,197,830
 Location Contracts               263,806       267,530
 Other Long Term Assets         1,690,651     1,665,863
Total Assets                    6,977,578     7,315,862

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         2,042,598     2,194,861
 Accrued Expenses and Other     1,260,979     1,249,170
 Current Maturities of
  Long-Term Debt                  564,194       582,863
  Line of Credit                  702,698     1,142,213
Total Current Liabilities       4,570,469     5,169,107

 Long-Term Debt                 1,485,917     1,171,617
 Other Long Term Liabilities      447,811       463,706
Stockholders' Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings               (932,704)     (917,528)
                                  794,817       809,993

     Less: Treasury Stock         321,436       298,561
                                  473,381       511,423
Total Liabilities &
Stockholders' Equity          $ 6,977,578   $ 7,315,862

 Note:    The balance sheet at May 29, 1997 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                8/28/97

Net Cash provided (used)
      by continuing operations  140,691
Net Cash provided (used)
      by investing activities    34,238
Net Cash provided (used)
      by financing activities  (166,759)

Net Incr (Decr) in Cash           8,170

Cash:
 Beginning of period (June)     370,340
 End of period (August)         378,510

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                              13 Weeks   13 Weeks
                                Ended      Ended
                               8/28/97    8/29/96

Total Revenues                5,052,142   5,767,581

Costs and Expenses:

 Cost of Products Sold        2,067,485   2,401,028
 Payroll Expense              1,322,945   1,595,655
 Other Operating Expenses       719,739     753,753
 Selling and Administrative     729,489     757,907
 Depreciation and Amortization  132,468     146,723
 Interest                        95,192      84,580
     Total Expenses           5,067,318   5,739,646

 Income from Cont. Ops. (BIT)   (15,176)      27,935

 Provision for Income Taxes        -0-         -0-

     Net (Loss) Earnings        (15,176)      27,935

 Earnings per Common Share         (.02)        .03


                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 28, 1997, the consolidated statements of income for the three month periods ended August 28, 1997, and August 29, 1996, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 28, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 29, 1997 annual report to shareholders. The results of operations for the periods ended August 28, 1997 and August 29, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Revenues for the three months ended August 28, 1997 showed a decrease of 12.4% compared to the same period for 1996. This decrease of $ 715,439 reflects the sale of Ambassador's St. Louis operations . This operation produced revenues of $ 865,497 in the three months ended August 29,1996 and generated no revenues in the most recent three months.

     Cost of products sold and operating costs decreased as a percentage of sales from prior year levels due to improvement in margins in the Company's East Coast operations. Margins in the Midwest Food Operations were comparable on a year to year basis. Management has taken steps to improve margins through overhead reductions,improved purchasing, and improved cash controls.

     Financing continues to be available for necessary capital investment through the Company's equipment suppliers. The Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management has pursued financing through private sources to meet the Company's short term cash needs.





                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.



                AMBASSADOR FOOD SERVICES CORPORATION
                              (Registrant)







          By
            Robert A. Laudicina             Date
            President







            By
             Richard A. Mitchell            Date
             Vice President/Secretary