Form 10QSB
period 1997-11-27
AMBASSADOR FOOD SERVICES CORP
filed 1998-10-29
CIK 8734

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

For the Quarter Ended November 27, 1997

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

Common Stock ($1.00 par value) 745,456 shares outstanding as of 11/27/97.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     November 27, 1997 (Unaudited) and May 29, 1997       3

     Consolidated Statements of Income
     Six months ended November 27, 1997
     (Unaudited) and November 28, 1996 (Unaudited)        4

     Condensed Consolidated Statements of Cash Flows
     Six months ended November 27, 1997 (Unaudited)       4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                     5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5 - 6

     Signatures                                           6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                 11/27/97      5/29/97
ASSETS
 Cash                          $  357,454    $  370,340
 Accounts & Notes Receivable    1,476,512     1,697,773
 Inventories                      539,577       548,477
 Other Current                    463,842       568,049
Total Current Assets            2,837,385     3,184,639

 Property,Plant and Equip.-Net  1,975,598     2,197,830
 Location Contracts               260,066       267,530
 Other Long Term Assets         2,019,904     1,665,863
Total Assets                    7,092,953     7,315,862

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         2,135,628     2,194,861
 Accrued Expenses and Other     1,161,746     1,249,170
 Current Maturities of
  Long-Term Debt                  639,846       582,863
  Line of Credit                  673,422     1,142,213
Total Current Liabilities       4,610,642     5,169,107

 Long-Term Debt                 1,236,758     1,171,617
 Other Long Term Liabilities      746,752       463,706
Stockholders' Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings               (907,284)     (917,528)
                                  820,237       809,993

     Less: Treasury Stock         321,436       298,561
                                  498,801       511,423
Total Liabilities &
Stockholders' Equity          $ 7,092,953   $ 7,315,862

 Note:    The balance sheet at May 29, 1997 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                               11/27/97

Net Cash provided (used)
      by continuing operations  357,664
Net Cash provided (used)
      by investing activities        (8)
Net Cash provided (used)
      by financing activities  (370,542)

Net Incr (Decr) in Cash         (12,886)

Cash:
 Beginning of period (June)     370,340
 End of period (November)       357,454

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                              26 Weeks   26 Weeks
                                Ended      Ended
                              11/27/97   11/28/96

Total Revenues                9,927,868  11,594,058

Costs and Expenses:

 Cost of Products Sold        4,093,936   4,870,419
 Payroll Expense              2,622,950   3,199,511
 Other Operating Expenses     1,289,865   1,494,998
 Selling and Administrative   1,435,381   1,537,047
 Depreciation and Amortization  276,792     296,279
 Interest                       198,700     186,663
     Total Expenses           9,917,624  11,584,916

 Income from Cont. Ops. (BIT)    10,244       9,141

 Provision for Income Taxes        -0-         -0-

     Net (Loss) Earnings         10,244       9,141

 Earnings per Common Share          .01        .01


                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 27, 1997, the consolidated statements of income for the six month periods ended
November 27, 1997, and November 28, 1996, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 27, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 29, 1997 annual report to shareholders. The results of operations for the periods ended November 27, 1997 and November 28, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Revenues for the six months ended November 27, 1997 showed a decrease of 14.4% compared to the same period for 1996. This decrease of $ 1,666,190 reflects the sale of Ambassador's St. Louis operations and the closing of operations in Tyler,Texas. These two operations produced revenues of $1,819,999 in the six months ended November 28,1996 compared to $ 284,828 during the most recent six months.

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