Form 10KSB
period 1998-05-28
AMBASSADOR FOOD SERVICES CORP
filed 1998-12-15
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934 (FEE REQUIRED)

For the fiscal year ended                     May 28, 1998
                                                                 OR
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

Issuer's revenues for its most recent fiscal year are $19,205,078.

At November 2, 1998 there were 737,656 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $ 829,863.

Exhibit Index is on page 36.
Transitional Small Business Disclosure Format:           YES    NO   X



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

     (vi) During the year ended May 28, 1998, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

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

Bargaining Unit              Market                        Expiration Date
Teamsters Local #838         Kansas City                   1/1/00
Teamsters Local #90          Des Moines                    4/30/02
United Service Employees
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

     (vi) During fiscal 1998, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

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

          (xii) As of May 28, 1998, the Company and its subsidiary employed approximately 250 persons.

Item 2.     Description of Properties

     The Company leased all real estate for office, warehouse, garage, repair shops, and commissaries in each of its market areas throughout fiscal 1998, except for the property located at 3269 Roanoke Road, which was purchased in July 1990. The property was encumbered by a mortgage in the amount of $275,476 at May 28, 1998. Annual rentals were approximately $281,485 less $22,200 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                            Size      Expiration
Location                               Type of Property     (Sq. Ft.) Date
3269 Roanoke Rd., Kansas City, MO        Office/Whse          13,600  Owned
208 E. Aurora, Des Moines, IA            Office/Whse           9,200  5/98
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

     The major portion of the physical properties used by the Company is made up of automatic vending equipment and food service and production equipment. Most of the equipment used is owned by Company. In several instances, the cafeteria and vending equipment is owned by the account to which food services are rendered by the Company. The Company operates approximately 90 vehicles in the conduct of its business, approximately
     25% of which are leased and the balance owned. The annual rentals on all such leased real estate properties, equipment, and vehicles are approximately $700,000.

Item 3.     Legal Proceedings

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.




                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)     Price Range of Common Stock

     The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF).
     The bid quotation for the Company's common stock for each quarter during fiscal years ended May 28, 1998 and May 29, 1997 are shown below:


                                   1998                 1997
                                Bid Quotation       Bid Quotation
                                High     Low        High     Low
First Quarter                 1 3/8          1    1 1/16   1  1/16
Second Quarter                1 1/16    1 1/16    1 1/8    1  1/16
Third Quarter                 1 3/16    1 1/8     1 1/2    1  1/16
Fourth Quarter                1 3/16    1 1/8     1 7/16   1  3/8

     The quotations above reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

     (b)     Number of Equity Security Holders

     As of November 2, 1998, there were 591 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Continuing Operations

     1998 Results

     Sales declined from fiscal 1997 levels by $3,565,468 to $19,205,078 in the year ended May 28, 1998. This decline reflected the impact of the sale of the Company's St. Louis operations in April 1997 which resulted in a decline of $2,968,360. Additional declines in revenues resulted from the closing of the Company's operations in Tyler, Texas and from the loss of vending and cafeteria contracts to competitors in Kansas City. Despite these lower sales, Ambassador reduced its loss from operations from $1,164,217 to $75,800. This improvement partially resulted from the elimination of losses experienced during fiscal 1997 in the Company's St. Louis operations.

     The Company improved its gross margins in fiscal 1998 through improved purchasing and through the addition of sales in its New York operation in the form of short-term contracts which carried strong pricing relative to food cost. Management continues to pursue increased pricing and to lower the cost of its products; however, the end of the short-term agreements in New York during late 1998 and early 1999 makes it unlikely the Company's gross margins will improve further in 1999.

     Operating costs declined compared to 1997 levels as a percentage of sales because of unusually high cost in this area associated with the closing of the Company's St. Louis operations during fiscal 1997. The Company also lowered its operating expenses by reducing operating payrolls, vehicle costs, and the cost of supplies in its food service operations. Management has further reduced payrolls and anticipates even lower operating costs in fiscal 1999.

     Administrative, depreciation, and interest costs were all lower in 1998 because of strict control of capital expenditures and reductions in all administrative cost areas. Management anticipates further improvements in these cost areas during fiscal 1999 through further staff reduction and continued controls on capital expenditures.

     The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at May 28, 1998.

     1997 Results

     Despite growth in sales of more than $ 2,000,000 from fiscal 1996 levels, Ambassador experienced a before tax loss from continuing operations of $1,164,217 compared to a before tax profit of $ 50,244 in 1996. Growth in sales waas provided through the acquisition of a competitor in the Des Moines, Iowa market during the latter part of fiscal 1996 and the opening of a new operation in Tyler, Texas during the second quarter of 1997.

     The loss reflects poor results in the Company's Midwest operations and the costs associated with the sales of Ambassador's operations in St. Louis. During 1997, operating losses of $432,000 were recorded in the St. Louis operation with an additional loss of $199,000 recorded on the sales of the operation. The new operation in Tyler, Texas failed to meet sales objectives and produced a loss of $31,000 during the year. The operation in Tyler has been closed during fiscal 1998.

     Cost of food products sold continue to increase as a percentage of sales. This problem impacted all markets as cost of products rose dramatically during the year and price increases implemented were not adequate to offset the effect of these rising costs. Management continues to pursue pricing as well as purchasing opportunities to improve gross margins.

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

     Liquidity and Capital Resources

     The Company's working capital deficit declined by $146,631 from a deficit of $1,984,468 at May 29, 1997 to a deficit of $1,837,837 at May 28, 1998.
     Long-term liabilities declined by $582,943 during fiscal 1998. Management was able to further strengthen the working capital position of the Company by refinancing certain of the current obligations on a long-term basis subsequent to May 28, 1998; and cash flow from operations will, in the opinion of managment, be more than sufficient to meet the Company's cash requirements. Idle equipment continues to be available to provide for growth in the Company's vending operations, and financing is in place for any capital expenditure needs during fiscal 1999.

Item 7.     Consolidated Financial Statements

     Index to Consolidated Financial Statements


                                                                         Page
     Report of Independent Certified Public Accountants                     10


     Consolidated Balance Sheets as of May 28, 1998 and May 29, 1997      11-12


     Consolidated Statements of Operations for the Years Ended
      May 28, 1998 and May 29, 1997                                        13


     Consolidated Statement of Changes in Stockholders' Equity for the
     Years Ended May 28, 1998 and May 29, 1997                             14


     Consolidated Statements of Cash Flows for the Years Ended May 28, 1998
     and May 29, 1997                                                      15-16


     Notes to Consolidated Financial Statements                            17





          REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Ambassador Food Services Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 28, 1998 and May 29, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 28, 1998 and May 29, 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Kansas City, Missouri
September 11, 1998,(except for Note P
as to which the date is September 23,1998)




                        Ambassador Food Services Corporation and Subsidiary
                                CONSOLIDATED BALANCE SHEETS
                                May 28, 1998 and May 29, 1997

               ASSETS                                     1998           1997
CURRENT ASSETS
 Cash (including change funds of $196,412 in 1998
        and $241,719 in 1997) (note A10)               $   271,709  $  370,340
 Trade accounts receivable, net of allowance for
     doubtful accounts of $87,820 in 1998 and
     $118,234 in 1997 (notes A11 and D)                  1,193,619   1,697,773
 Income taxes receivable                                     3,277       8,881
 Inventories (note A4)                                     483,999     548,477
 Prepaid expenses                                          134,961     186,817
 Current portion of note receivable (notes N,O and P)      295,570     372,351
      Total current assets                               2,383,135   3,184,639
PROPERTY AND EQUIPMENT - at cost (notes A5 and E)
 Vending equipment                                       4,682,523   4,804,840
 Cafeteria, commissary, and restaurant equipment         1,144,887   1,205,077
 Building and leasehold improvements                       634,457     641,814
 Other                                                     971,883     991,570
                                                         7,433,750   7,643,301
 Less accumulated depreciation and amortization          5,622,766   5,445,471
      Total property and equipment                       1,810,984   2,197,830
OTHER ASSETS
  Location contracts, net of accumulated amortization of
  $141,138 in 1998 amd $124,286 om 1997 (notes A6 and E)   253,345     267,530
  Note receivable, less current portion (notes N and O     909,100   1,227,048
  Unrecognized prior service costs (notes A7 and H)        146,266     183,009
  Excess of purchase price over net assets acquired,net of
     accumulated amortization of $21,645 in 1998 and
     $20,375 in 1997 (note A6)                              22,035      23,054
     Deferred expenses                                      49,956      52,432
     Miscellaneous                                         111,288     180,320
      Total other assets                                 1,491,990   1,933,393
                                                       $ 5,686,109 $ 7,315,862

                The accompanying notes are an integral part of these statements.




            Ambassador Food Services Corporation and Subsidiary
                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                    May 28, 1998 and May 29, 1997

      LIABILITIES AND STOCKHOLDERS' EQUITY           1998           1997
CURRENT LIABILITIES
     Checks outstanding in excess of bank balances $ 224,290   $  662,086
     Trade accounts payable                        1,731,606    1,532,775
     Accrued expenses (note C)                       678,243    1,249,170
     Current maturities of long-term debt (note E)   864,904      582,863
     Line of credit (note D)                         721,929    1,142,213
               Total current liabilities           4,220,972    5,169,107
LONG-TERM LIABILITIES
     Projected benefit obligation (note H)           318,545      337,468
     Other long-term liabilities                      16,366       42,035
     Subordinated note payable to stockholder
      (note F)                                       250,000      250,000
     Long-term debt, less current maturities
      (note E)                                       396,803      921,617
     Accrued costs of discontinued restaurant
      operations (note K)                             70,666       84,203
               Total long-term liabilities         1,052,380    1,635,323
COMMITMENTS AND CONTINGENCIES
  (notes G, I, K, L, and N)                            -                -
STOCKHOLDERS' EQUITY (notes F and I)
     Common stock, par value $1.00 per share;
      authorized, 2,000,000 shares; issued,
      1,009,230 shares                             1,009,230    1,009,230
     Additional paid-in capital                      718,291      718,291
     Retained earnings (accumulated deficit)        (993,328     (912,528)
                                                     734,193      809,993
     Less treasury stock - 267,074 shares in 1998
      and 251,774 shares in 1997                    (321,436)    (298,561)
               Total stockholders' equity            412,757      511,432
                                                  $5,686,109   $7,315,862

                The accompanying note are an integgral part of these statements.









               Ambassador Food Services Corporation and Subsidiary
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended May 28, 1998 and May 29, 1997

                                                 1998                 1997
Net sales
      Food                                      $17,511,476       $20,839,872
      Janitorial                                  1,693,602         1,930,674
                                                 19,205,078        22,770,546
Cost and expenses
     Cost of food products sold                   7,924,592         9,497,576
     Operating (note M)                           7,523,717         9,818,547
     Selling and administrative                   2,852,652         3,521,127
     Depreciation and amortization                  602,166           684,352
     Interest                                       377,751           413,161
          Total cost and expenses                19,280,878        23,934,763
Loss before income taxes                            (75,800)       (1,164,217)
     Deferred income tax benefit (note J)               -             267,069
          Net Loss                               $  (75,800)     $   (897,148)

Loss per common share:
     Net loss per common share                    $   (.10)      $      (1.18)

Weighted average common shares
     outstanding (note A9)                           742,156           760,906




                 Ambassador Food Services Corporation and Subsidiary
                          CONSOLIDATED STATEMENT OF
                     CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended May 28, 1998 and May 29, 1997

                                                          Retained
                                             Additional   Earnings    Total
                                              Paid-In (Accumulated Stockholders'
                     Common Stock              Capital    Deficit)    Equity
                Issued         Treasury Stock
           Shares     Amount   Shares    Cost
Balance at
June 1,
1996      1,009,230 $1,009,230 241,274 $283,905 $718,291 $(20,380) $1,423,236

Net
loss          -         -         -        -        -    (897,148)   (897,148)


Purchase of
treasury
stock         -         -       10,500   14,656     -         -         (14,656)

Balance at
May 29,
1997      1,009,230  1,009,230 251,774  298,561  718,291  (917,528)     511,432

Net loss      -         -         -        -        -      (75,800)     (75,800)

Purchase of
treasury
stock         -         -       15,300   22,875     -         -         (22,875)

Balance at
May 29,
1997       1,009,230 $1,009,230 267,074 $321,436 $718,291 $(993,328) $  412,757






             Ambassador Food Services Corporation and Subsidiary
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended May 28, 1998 and May 29, 1997


                                                      1998             1997
Cash Flows From Operating Activities
     Net earnings (loss)                           $  (75,800)     $(897,148)
     Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in)
       operations
          Depreciation and amortization                602,166       684,352
          Gain on sale of property and equipment       (10,596)      198,898
          Provision for bad debts                      (30,414)       96,060
          Deferred income taxes                           -         (267,069)
          Changes in operating assets and
          liabilities:
                    Trade accounts receivable          534,568       (25,622)
                    Income taxes receivable              5,604         8,161
                    Miscellaneous - other assets        45,149        39,264
                    Inventories                         64,478        45,343
                    Prepaid expenses                    51,856        62,099
                    Trade accounts payable and
                         accrued expenses             (404,556)      416,432
                         Net cash provided by
                         (used in) operating
                         activities                    782,455       360,770



Cash Flows From Investing Activities
     Purchase of property and equipment              (195,028)       (844,257)
     Proceeds from sale of property and
        equipment                                      68,610            -
     Collections on notes receivable                  394,729          96,744
                         Net cash used in investing
                         activities                   268,311        (747,513)
Cash Flows From Financing Activities
     Proceeds from issuance of long-term debt         309,091         524,046
     Principal payments on long-term obligations     (551,864)       (415,766)
     Purchase of treasury stock                       (22,875)        (14,656)
     Net increase in checks outstanding in excess
       of bank balances                              (437,796)         94,317
     Other financing activities                       (25,669)        (26,487)
     Net borrowings under line of credit             (420,284)        192,861
          Net cash provided by financing
          activities                               (1,149,397)        354,315
Net Increase (Decrease) in Cash                       (98,631)        (32,428)
Cash, Beginning of Year                               370,340         402,768
Cash, End of Year                                $    271,709      $  370,340

Supplementary Schedule of Cash Flow Information:
     Cash paid during year for:
          Income taxes                           $      1,300     $      -
          Interest                               $    368,282     $   422,629

     Noncash investing and financing activities:
           Sale of St. Louis location financed
               with note receivable               $        -      $ 1,200,000





                    Ambassador Food Services Corporation and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Years ended May 28, 1998 and May 29, 1997


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

     3.     Reporting Periods

The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Both fiscal years 1998 and 1997 contained 52 weeks.

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

           Vending equipment                            4-8 years
           Cafeteria and commissary equipment          3-10 years
           Building and leasehold improvements         3-22 years
           Other                                       3-10 years

     6.     Location Contracts and Excess of Purchase Price Over Net Assets
            Acquired
Location contracts and excess of purchase price over net assets acquired arise from the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition which were generally cancelable by either party with limited notice. Amounts resulting from acquisitions prior to November 1, 1970 ($1,064,787) were not amortized and relate mainly to St. Louis operations. During 1997, these costs for St. Louis were disposed of in conjunction with the sales of the operation (see Note N). Acquisitions of $438,163 expended subsequent to November 1, 1970 are being amortized on a straight-line basis over 5 to 40 years.

The carrying value of assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at May 28, 1998.

     7.     Unrecognized Prior Service Costs

Unrecognized prior service costs, related to the defined benefit pension plan discussed in Note H, are being amortized straight-line over the average remaining service period of the participants included in the plan.

     8.     Costs and Expenses

Preopening costs associated with new vending and cafeteria accounts are expensed as incurred.

     9.     Earnings (Loss) Per Common Share

Loss per share has been computed using the weighted average common shares outstanding during the period. In addition to these shares, certain stock options and convertible debt exist that were outstanding during the reporting periods. These common stock equivalents were not considered in the net loss per share calculation for fiscal year 1998 and 1997 as their effect is antidilutive.

     10.     Statements of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand, in banks, and in change funds.

     11.     Concentration of Credit Risk

Of the Company's accounts receivable approximately $930,000 in 1998 and $1,300,000 in 1997 are with customers located in the northeastern
United States. The Company grants credit to customers; which includes businesses, schools, and governmental agencies. Usually collateral is not required.


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

       Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

              Certain unprofitable operations have been closed
              Several administrative and regional positions have been eliminated Steps to improve margins and reduce costs have been taken. Increasing the growth and profit of current operations through internal sales efforts has become the Company's focus.
              The existing lender refinanced the equipment loan, and the Company obtained a short-term loan to provide additional liquidity.
              Total debt has been reduced and debt service requirements
                substantially decreased in June 1998.

C.     CURRENT LIABILITIES


     Accrued expenses include the following:

                                                      1998             1997
Legal fees                                           $ 42,183      $ 122,095
Vacation pay                                           65,952         69,546
Commissions                                            19,756         61,543
Taxes                                                 281,205        332,476
Salaries                                              187,382        217,132
Current portion of projected benefit
     obligation (Note H)                               18,900         18,900
Accrued costs of discontinued restaurant
     operations (Note K)                               13,562         13,652
Accrued litigation and sales tax costs
     (Note L)                                          19,674        123,416
Deferred revenue                                         -            98,405
Medical Insurance                                      23,318         54,589
Lease Termination                                        -            62,000
Other                                                   6,311         75,506
                                                   $  678,243      1,249,170

D.     LINE OF CREDIT AGREEMENT

The Company has a line of credit agreement with a financing company which is due on demand.  The agreement carries interest at the publicly announced
prime rate (8.5% at May 28, 1998) plus 3.5%.   The amount drawn cannot
exceed 80% of eligible accounts receivable (1,066,680 at May 28, 1998) and is collateralized by the Company's accounts receivable. Borrowings are limited to a maximum of $1,500,000 plus the outstanding principal related to a portion of the line of credit due August 2000 ($297,202 at
     May 28, 1998). Interest is payable monthly and amounts outstanding are due upon demand. At May 28,1998 and May 29,1997, amounts outstanding were $721,929 and $1,142,213, respectively. The debt agreement contains provisions regarding other borrowings, acquisitions, redemption of the Company's stock distribution of property and assets, and delivery of audited financial statements within 120 days. The financing company has waived the delivery of audited financial statements within 120 days and the redemption of the Company's stock.



E.     LONG-TERM DEBT

                                                         1998           1997
Note payable - bank, payable in monthly installments
     of $2,848, including interest at prime rate
     (8.5% at May 28, 1998) plus 2%, due July 1998,
     collateralized by building.  Subsequent to
     May 28, 1998, the bank granted an extension on
     the note payable, which changed the monthly
     payment to $3,081, the due date to January 1999
     and the interest rate to 11%.                    $   275,476  $  277,552
Notes payable - equipment, payable in monthly
     installments of $57,449, including interest at
     rates ranging from 9% to 19.3%, due through
     July 2002, collateralized by equipment               828,673   1,014,837
Note payable to Bassman Vending, Inc. payable in
     monthly installments of $5,150, including interest
     at 8.5%, due through March 2001, collateralized by
     certain location contracts and equipment             155,105     201,430
Note payable - other                                        2,453      10,661
                                                        1,261,707   1,504,480
     Less current maturities                              864,904     582,863
                                                       $  396,803  $  921,617

     Aggregate annual principal payments applicable to long-term debt due subsequent to May 28, 1998 are as follows:

                        Fiscal Year
                        Ending             Amount
                        1999           $   864,904
                        2000               215,082
                        2001               145,938
                        2002                35,783
                                        $1,261,707

F.     SUBORDINATED NOTE PAYABLE TO STOCKHOLDER

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



G.     LEASES
Future minimum lease payments under all noncancellable operating leases as of May 28, 1998 are as follows

       Fiscal year
         ending          Real estate     Equipment          Total
          1999                174,190         418,026          592,216
          2000                164,883         345,755          510,638
          2001                139,029         270,693          409,722
                           $  478,102      $1,034,474       $1,512,576

     Rental expense charged to operations was $708.962 and $845,198 in 1997.

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

The following table sets forth the status and amounts recognized in the Company's consolidated financial statements for 1998 and 1997:

                                                       1998         1997
Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including
          vested benefits of $214,572 in 1998 and
          $248,080 in 1997                           $ 337,445      $ 356,368
     Projected benefit obligation for service
          rendered to date                           $ 337,445      $ 356,368
Plan assets at fair value                               -              -
Projected benefit obligation in excess of
    plan assets                                        337,445        356,368
Additional minimum liability recorded                  146,266        183,009
Prior service cost not yet recognized in net
     periodic pension cost                            (146,266)      (183,009)
Net accrued pension cost                             $ 337,445      $ 356,368

Net accrued pension cost is included in the accompanying consolidated financial statements as follows:
                                                     1998            1997
Current portion included in accrued
  expenses                                       $   18,900        $   18,900
Long-term portion of obligation                     318,545           337,468
                                                  $ 337,445         $ 356,368

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% in 1998 and 1997.

     Net pension cost for 1998 and 1997 includes the following components:


                                                        1998         1997
Service cost - benefits earned
     during the period                                 $  5,931     $  5,491
Interest cost on projected benefit
     obligation                                          29,630       31,571
Amortization of prior service cost                       37,745       37,746
Net periodic pension cost                               $73,306      $74,808


     The Company contributed approximately $54,000 and $74,000 in fiscal years
1998 and 1997, respectively, to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.

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

     The Company has a defined contribution plan that covers all permanent nonunion employees. Under the terms of the plan, employees can contribute up to a maximum of 15% of their gross annual salary. Company contributions to the Plan are at the discretion of the Board of Directors. The Company made no contributions to this plan during fiscal year 1998 or 1997.

I.     STOCK OPTIONS

During fiscal year 1998, The Board of Directors approved the granting of nonstatutory options for 125,000 shares certain key employees. The exercise price of the options are $1.37 per share, which approximated the fair market value of the shares on the date of grant of the option June 1, 1998. The options can be exercised at various dates starting September 1998 through June 1, 1999.

J.          INCOME TAXES

Deferred income taxes includes the following amounts of deferred tax assets and liabilities:


                                                   1998               1997
Deferred tax liability                            $ 256,890        $ 232,883
Deferred tax asset                                 (746,111)        (721,444)
      Less:  Valuation allowance                    489,221          488,561
Net deferred tax liability                        $    -           $    -


The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows at May 28, 1998 and May 29, 1997:

                                               1998              1997
Amortization of location contracts         $    2,305      $    1,201
Accelerated depreciation                      254,585         231,682
                                           $  256,890      $  232,883

Accrued costs                              $  (33,691)     $  (62,308)
Amortization of pension costs                 (76,002)        (66,758)
Vacation accrual                              (26,381)        (27,123)
Allowance for bad debts                       (35,128)        (46,111)
Other                                         (18,803)         (7,689)
Net operating loss carryforward              (289,498)       (244,847)
AMT credit carryforward                      (106,504)       (106,504)
Investment tax credit carryforward           (160,104)       (160,104)
                                           $ (746,111)     $ (721,444)


The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. The reduction is necessary due to prior operating losses and uncertainty as to the Company's ability to utilize tax credit and net operating loss carryforwards before they expire.
The valuation allowance was increased $660 and $56,534 in fiscal years 1998 and 1997, respectively.

The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                                    1998           1997
Federal income tax benefit
     computed at statutory rate                   $ (26,000)    $ (396,000)
State income tax benefit                             (4,000)       (58,000)
Tax effect of nondeductible expenses                 10,000         14,000
Increase in valuation allowance                         660         57,000
Underaccrual of prior deferred tax liability           -           120,000
Other, net                                          (19,340)        (4,000)
                                                 $     -        $ (267,000)

The Company had available for income tax purposes the following investment credit carryforwards at May 28, 1998:

        Year of Expiration      Amount
          1999                    59,630
          2000                    25,168
          2001                    49,551
          2002                    25,755
                                $160,104

In addition, the Company had the following net operating loss carryforwards available at May 28, 1998:

Year of Expiration        Amount
         2008             $252,779
         2009              138,822
         2010               63,240
         2011              156,463
         2012               16,508
         2013              107,773
                          $735,585

K.          ACCRUED COSTS OF DISCONTINUED RESTAURANT OPERATIONS

          During fiscal year 1988, management ceased restaurant operations. The estimated obligation under the property lease, netof anticipated sublease rentals, is accrued.

          The accrual is included in the accompanying consolidated financial statements as follows:


                                                    1998             1997
Current portion included in accrued
    expenses                                      $  13,562      $ 13,562
Accrual included in long-term
    liabilities                                      70,666        84,203
                                                   $ 84,228      $ 97,765


L.          ACCRUED LITIGATION AND SALES TAX COSTS

At June 1, 1996, the Company had an accrual of $75,594 relating to a New York state sales tax audit performed in 1988. The amount is a total of the sales tax assessed plus interest and penalties, less total payments. During 1997, the Company received a letter granting amnesty for tax-year liabilities up to and including those for 1988.

During fiscal year 1997, the Company was assessed $133,233 in taxes and penalties by the Missouri Department of Revenue for delinquent sales taxes for the period from September 1996 through February 1997. The Company entered into an agreement to pay this amount plus interest at 12% in monthly installments of $11,150 through April 1998.

The accrual is in the accompanying consolidated financial statements as follows:

                                                   1998          1997
Current portion included in accrued expenses    $ 19,674     $ 123,416
                                                $ 19,674     $ 123,416

The New York State Department of Taxation and Finance is conducted a sales use tax examination for the period from June 1993 through November 1995. The examination is completed and is still in mediation.

The ultimate outcome of this examination cannot currently be determined. Therefore, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

M.     OPERATING EXPENSES

Operating expenses in the accompanying consolidated statements of operations are composed of the following:

                                         1998                     1997
Payroll and related costs             $5,725,843              $6,676,089
Equipment rental costs                   476,677                 535,893
Other                                  1,321,197               2,606,565
                                      $7,523,717              $9,818,547

N.          SALE OF ST. LOUIS OPERATIONS

During fiscal year 1997, the Company entered into an agreement to lease and sale equipment and location contracts for its St. Louis operations. The agreement called for rental payments to be paid in monthly installments equal to 10% of the gross revenues from all sales during the lease to customers identified in the agreement. The term of the lease was from April 18, 1997 to January 1, 1998. Equipment of the Company will be used for all customers indentified by the agreement. Equipment located at customers no longer receiving service from the purchaser will be returned to the Company. All returned equipment will result in a credit to the purchase price of 50% of the yearly revenue of the customer as set forth in the agreement.

At the end of the lease, the remaining equipment will be purchased for a sales price of $1,200,000,net of the credits above(See Note O).

As a result of this sale, the Company recognized a loss of $198,898 during fiscal year 1997.

O.          NOTES RECEIVABLE

          Notes receivable include the following:

                                               1998              1997
Note receivable from BVI, payable in
  monthly installments of $12,300, including
  interest at 8.5% through April 2001,
  collateralized by the equipment and real
  estate being leased by the Company          $ 382,072          $ 493,247

Note receivable from sales of St. Louis
  operations, with $120,000 payment due in
  January 1998, with 60 monthly installments
  commencing February 1998, plus interest
  at 10%, collateralized by the equipment
  sold as discussed in Note N                    822,598          1,106,152
                                               1,204,670          1,599,399
Less current portion                             295,570            372,351
                                              $  909,100         $1,227,048

P.          SUBSEQUENT EVENT

The Board of Directors approved a resolution for the Company to enter into a ten-year consulting agreement with a stockholder and former officer. The consulting fee would be payable over the ten-year period at a rate of $100,000 per year. No formal agreement has been signed.


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


                                     PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with 16 (a) of the Exchange Act.

     (a), (b) The Executive Officers and Directors of the Company are:

            Name         Age      Principal Occupation                Director
                                                                        Since
Robert A. Laudicina(1)     58     President, Treasurer(2)               1986

Arthur D. Stevens (1)      74     Chairman of the Board of Directors(3) 1963

George T. Terris(1)        76     Investor (4)                          1966

Richard A. Mitchell        35     Secretary, Vice President
                                  of Operations (5)                      N/A
Ann W. Stevens             57     Real Estate Broker                    1996
Douglas M. Schosser,CPA    28     Director,Key Asset Management Co.     1997


     (1)     Member of Executive Committee of Board of Directors

     (2) Mr. Laudicina was elected President in March 1998 and Treasurer in May 1998. He served as Executive Vice President beginning in February 1989 and Vice President prior to that time beginning in January 1982.

     (3) Mr. Stevens has been Chairman of the Board of Directors of Ambassador since February 15, 1963. He was also the first President and Treasurer of Ambassador beginning on April 19. 1963, relinquishing those positions in April 1978 and October 1969, respectively. He again assumed the position of President on January 1, 1987 upon the retirement of Mr. George Terris from that position, serving in that capacity through March 1998. He was Chief Executive Officer from April 11, 1963 through May 1998 and Treasurer from January 26, 1972 through May 1998.

     (4) Mr. Terris, until his retirement January 1, 1987, was President and Chief Operations Officer of Ambassador.

     (5) Mr. Mitchell served as Manager of Operating Systems from August 1991 through November 1994 and served as Assistant Secretary since November 1991 through 1996. In November 1994, he was appointed to the position of Vice President of Operations and appointed Secretary in November 1996.

     (c) Arthur D. Stevens,Chairman, and Ann W. Stevens,Director,are husband and wife. No other family relationship exists between any of the executive officers and directors listed above.

     Each Officer holds his office at the pleasure of the Board of Directors until the next annual meeting of the Directors and until his successor is duly elected and qualified.

     (d) The Executive Officers and Directors listed above were not involved or a part of any legal proceedings as described in Item 401(d).

Item 10.     Executive Compensation

     (a), (b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 28, 1998, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.

Names of Individuals,
Number of Persons in Group                           Fiscal      Base
and Capacities in which Served                        Year      Salary
Arthur D. Stevens,                                      1998    $147,877
Chairman of the Board, President, Chief Executive       1997     144,144
Officer and Treasurer of Ambassador and Officer         1996     188,428
and Director of its Subsidiary

Robert A. Laudicina,                                    1998    $165,095
Executive Vice President and                            1997     157,000
General Manager of New York Operations                  1996     169,597

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

     These annual retirement benefits of the above named Officer, are estimated to be as follows:

Name of Executive  Age   Estimated Benefit      Supplemental     Target
                         From Cash               Retirement      Retirement
                         Retirement                 Benefit      Benefit

Robert A. Laudicina  58    $9,123                    $46,227          $55,350

     *based upon contributions of $2,000 per year until age 65 and interest at 8% annum.

The Company maintains insurance policies on the lives of the executives in amounts estimated to be sufficient to reimburse it for most of the supplemental retirement and/or death benefit payments.

     (d)     Stock Options

Robert Laudicina, President and Treasurer hold options to purchase 3,125 shares of Ambassador common stock at $1.37 excersiable anytime before June 1, 2003, effective June 1, 1998.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     (a)      Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 28, 1998, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                              Amount            Percent of
                                              Beneficially      Outstanding
Name and Address of Beneficial Owner(s)       Owned             Shares

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                       181,444      (1)        24.5%

Thomas G. Berlin
800 Superior Avenue, Suite 2100
Cleveland, Ohio 44114                          124,218      (3)         16.8%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                               64,000      (2)           8.7%

George F. Crawford
10110 Fontana Lane
Overland Park, KS  66207                         52,597                   7.1%


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

     (3)     Includes 12,800 shares owned by Mr. Berlin's wife.

     (b)     Security Ownership of Management

                                                      Shares of Stock
                                                    Beneficially Owned
                                                     May 28, 1998
Name                                             Number           Percent
                                              of Shares          of Stock

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS  66205                        181,444   (1)      24.5%

George T. Terris
936 West Shaker Circle
Nequon, WI  53092                                 64,000   (2)      8.7%

Robert A. Laudicina
303 Cedar Court
Norwood, NJ  07648                                29,390   (3)      4.0%

Ann W. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                            1,000             0.1%

Douglas M. Schosser
1050 Allston Road
Cleveland Heights, OH 44121                        2,000             0.3%

All Directors and Officers
   as a Group (6 persons)                        289,989   (4)      38.4%


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

     (3) Includes 3,125 shares which Mr. Laudicina could purchase for $1.37 per share under a stock option excersiable anytime before June 1, 2003.

     (4) Includes 6,250 shares which could be purchased by certain officers and directors under stock options.

     (c)     Changes in Control

     The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.


Item 12.     Certain Relationships and Related Transactions

     (a)     Certain Business Relationships

     There were no transactions with any member of management during fiscal 1998 which exceeded $60,000.

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


Note:     The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Robert A. Laudicina, President, Ambassador Food Services Corporation, P.O. Box 419586, Kansas City, Missouri 64141-6586.





                       Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMBASSADOR FOOD SERVICES CORPORATION
                                         (Registrant)


             /s/ Arthur D. Stevens           Date December 9, 1998
             Arthur D. Stevens
             Chairman of the Board




              /s/ Richard Mitchell           Date December 9, 1998
              Richard Mitchell
              Assistant Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Arthur D. Stevens             Chairman of the Board      December 9, 1998
Arthur D. Stevens                 Title                      Date


/s/ Robert A. Laudicina           President and Chief
                                  Executive Officer/Director December 9, 1998
Robert A. Laudicina               Title                      Date


/s/ Ann W. Stevens                Director                   December 9, 1998
Ann W. Stevens                    Title                      Date


/s/ George T. Terris              Director                   December 9, 1998
George T. Terris                  Title                      Date

/s/Douglas M. Schosser            Director                   December 9, 1998
Douglas M. Schosser               Title                      Date