Form 10QSB
period 1999-02-25
AMBASSADOR FOOD SERVICES CORP
filed 2000-01-07
CIK 8734

AMBASSADOR FOOD SERVICE CORPORATION
                               P.O. BOX 419586
                      Kansas City, Missouri   64111


                                                April 15, 1999


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

For the Quarter Ended February 25, 1999

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

Common Stock ($1.00 par value) 735,056 shares outstanding as of 02/25/99.



              AMBASSADOR FOOD SERVICES CORPORATION

                        AND SUBSIDIARIES


                            I N D E X


                                                        Page
                                                       Number


PART 1.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
     February 25, 1999 (Unaudited) and May 28, 1998       3

     Consolidated Statements of Income
     Nine months ended February 25, 1999
     (Unaudited) and February 26, 1998 (Unaudited)        4

     Condensed Consolidated Statements of Cash Flows
     Nine months ended February 25, 1999 (Unaudited)       4

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                     5

Item 2.Management's Discussion and Analysis of
     Financial Condition and Results of Operations      5 - 6

     Signatures                                           6










      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  2/25/99      5/28/98
ASSETS
 Cash                          $  291,435    $  271,709
 Accounts & Notes Receivable    1,166,920     1,492,466
 Inventories                      596,826       483,999
 Other Current                    149,357       134,961
Total Current Assets            2,204,538     2,383,135

 Property,Plant and Equip.-Net  1,736,740     1,810,984
 Location Contracts               244,306      253,345
 Other Long Term Assets           602,663     1,138,645
Total Assets                    4,788,247     5,686,109

LIABILITIES AND STOCKHOLDERS' EQUITY

 Trade Accounts Payable         1,908,478     1,955,896
 Accrued Expenses and Other       324,859       678,243
 Current Maturities of
  Long-Term Debt                  274,271       864,904
  Line of Credit                  274,756       721,929
Total Current Liabilities       2,782,364     4,220,922

 Long-Term Debt                 1,351,692       646,803
 Other Long Term Liabilities      370,773       405,577
Stockholders' Equity:
 Common Stock                   1,009,230     1,009,230
 Additional Paid-In Capital       718,291       718,291
 Retained Earnings             (1,116,648)     (993,328)
                                  610,873       734,139

     Less: Treasury Stock         327,455       321,436
                                  283,418       412,757
Total Liabilities &
Stockholders' Equity          $ 4,788,247   $ 5,686,109

 Note:    The balance sheet at May 28, 1998 has been taken from the
audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






              AMBASSADOR FOOD SERVICES CORPORATION
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                2/25/99

Net Cash provided (used)
      by continuing operations  (138,242)
Net Cash provided (used)
      by investing activities   586,728
Net Cash provided (used)
      by financing activities  (332,917)

Net Incr (Decr) in Cash          19,726

Cash:
 Beginning of period (June)     271,709
 End of period (February)       291,435

              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)
                              39 Weeks   39 Weeks
                                Ended      Ended
                              02/25/99   02/26/98

Total Revenues               13,174,003  14,687,148

Costs and Expenses:

 Cost of Products Sold        5,591,388  6,026,744
 Payroll Expense              3,612,341  3,907,319
 Other Operating Expenses     1,632,995  1,893,587
 Selling and Administrative   1,900,813  2,161,820
 Depreciation and Amortization  350,077    389,938
 Interest                       224,030    289,821
     Total Expenses          13,312,244 14,669,229

 Income from Cont. Ops. (BIT)  (138,242)    17,919

 Provision for Income Taxes        -0-        -0-

     Net (Loss) Earnings       (138,242)    17,919

 Earnings per Common Share         (.19)        .02


                 AMBASSADOR FOOD SERVICES CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of February 25, 1999, the consolidated statements of income for the nine month periods ended February 25, 1999, and February 26, 1998, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 25, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 28, 1998 annual report to shareholders. The results of operations for the periods ended February 25, 1999 and February 26, 1998 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

     Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Revenues for the nine months ended February 25, 1999 showed a decrease of 10.3% compared to the same period for 1998. This decrease of $1,513,145 reflects lower sales levels in the Company's Kansas City and New York Operations. Sales in the Kansas City operation are down $703,397 from those recorded in the prior year. This is due to the loss of certain accounts to competitors and the cancellation of unprofitable account locations. Sales in the New York operation are lower by more than $520,000 compared to 1998. 1998 sales in New York reflected unusually high levels of activity due to certain short term agreements which ended in May and June of 1998. Management anticipates sales to continue near current levels in the short term as management continues to eliminate unprofitable situations.

Cost of products sold and Payroll costs rose as a percentage of sales compared to the prior year. This reflects the effects of the short term agreements lost in the New York operation which carried very low costs in these areas. Management has eliminated a number of operating positions in the Iowa market and anticipates improvement in payroll costs on an ongoing basis.

The Company's debt service obligations have been reduced through control of capital expenditures, receipt of payments on notes receivable and debt restructuring. This has allowed the Company to strengthen working capital and provide available capital for unforeseen business needs.




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