Form 10QSB
period 1998-08-27
AMBASSADOR FOOD SERVICES CORP
filed 2000-03-06
CIK 8734

AMBASSADOR FOOD SERVICES CORPORATION
3269 Roanoke Road
Kansas City, Missouri 64111





March 6, 2000




Securities and Exchange Commission
Washington, D.C. 20549


Gentlemen:

Pursuant to the requirements of the Securities
Exchange Act of 1934, we are transmitting herewith the attached Form 10QSB.


Sincerely,

Daryl Roecker


Daryl Roecker
Controller

























       SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549
                      Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 27, 1998

Commission File Number 0-1744 Ambassador Food
Services Corporation

Delaware                   244-0656199
(State or other jurisdiction of
(IRS Employer Identification #)
incorporation or organization)

3269 Roanoke Road
Kansas City, Missouri 64111
(Address of principal executive offices)

816-561-6474
(Registrant's Telephone Number, Including Area
Code)

No changes
(Former Name, Former Address, and Former Fiscal
Year, if Changed Since Last  Report)

Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve
months (or for such shorter period that the
registrant was required to file such reports),
and (2) has been subject to such filing
requirements for the past ninety days.
     YES  X_                   NO___
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:
Common Stock ($1.00 par value) 737,656 shares outstanding as of 8/27/98.



















     AMBASSADOR FOOD SERVICES CORPORATION

                AND SUBSIDIARIES


                    I N D E X





PART 1.  FINANCIAL INFORMATION

     Item 1.       Financial Statements

            Condensed Consolidated Balance
            Sheets
            August 27,1998 (Unaudited) and
            May 28, 1998
            4

            Consolidated Statements of Income
Three months ended August 27, 1998
            (Unaudited) and August 28, 1997
            (Unaudited)
5

            Condensed Consolidated Statements of
Cash Flows
            Three months August 27, 1998
     (Unaudited)          5

            Notes to Condensed Consolidated
            Financial
            Statements (Unaudited)
            6

Item 2.                             Management's
Discussion and Analysis of
            Financial Condition and Results of
Operations       6-7

            Signatures
7

























    AMBASSADOR FOOD SERVICES CORPORATION AND
   SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE
                     SHEETS

                                    8/27/98              5/28/98
ASSETS
Cash                      258,977        271,709
Accounts & Notes Receivable
1,128,158     1,492,466
Inventories              489,693        483,999
Other Current             424,531        134,961
Total Current Assets             2,301,359
2,383,135
Property Plant and Equip. - Net
1,756,979     1,810,984
Location Contracts        250,283        253,345
Other Long Term Assets            1,163,465
1,138,645
Total Assets                     5,472,086
5,586,109
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade Accounts Payable            1,971,762
1,955,896
Accrued Expenses and Other
517,083       678,243
Current Maturities of Long-Term Debt
665,675       864,904
Line of Credit             402,229       721,929
Total Current Liabilities
3,566,749    4,220,972
Long-Term Debt                    1,151,669
646,803
Other Long-Term Liabilities
402,229        405,577
Stockholders' Equity:
Common Stock                      1,009,230
1,009,230
Additional Paid-In Capital     718,291
718,291
Retained Earnings             (1,038,284)
(993,328)

689,237        734,193
Less Treasury Stock           (322,186)
(321,436)

367,051        412,757

Total Liabilities & Stockholders' Equity
5,472,086    5,686,109

Note: The balance sheet at May 28, 1998 has been taken from the audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.






















       AMBASSADOR FOOD SERVICES CORPORATION
                AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS (Unaudited)
                                  8/27/98
Net Cash provided (used)
By continuing operations      34,813

Net Cash provided (used)
By investing activities               (60,858)

Net Cash provided (used)
By financing activities       13,313

Net Increase (Decrease) in Cash
(12,732)

Cash:
Beginning of period 5/28/98            271,709
End of period 8/27/98             258,977

   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (Unaudited)

                      13 Weeks      13 Weeks
                         Ended
Ended
                        8/27/97
8/27/98

Total Revenue:
$5,052,142     $4,466,971

Costs of Products Sold     2,067,485
1,887,928
Payroll Expense            1,322,945
1,232,242
Operating                         719,739
566,868
Administrative                    729,489
649,418
Depreciation and Amortization      132,469
114,863
Interest                        95,192

75,530

Total Expenses           $5,067,319

$4,526,849

Income from Cont. Ops. (BIT)

($15,177)         ($59,878)

Provision for Income Taxes                   0

0

Net (Loss) Earnings       ($15,177)
($59,878)
Earnings per common share
($0.02)           ($0.11)










      AMBASSADOR FOOD SERVICES CORPORATION
                AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The condensed consolidated balance sheet as of
                     August
27, 1998, the consolidated statements of income for the three month periods ended August 27, 1998, and August 28, 1997, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 27, 1998 and for all periods presented have been made.

     Certain information and footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 28, 1998 annual report to shareholders. The results of operations for the periods ended August 27, 1998 and August 28,
1997 are not necessarily indicative of the operating results for the full year.
2.  INVENTORIES
          Inventories consist of raw materials
and supplies.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
     Revenues for the three months ended August
27, 1998 showed a decrease of 11.6% compared to the same period for 1997. This decrease of $585,171.00 reflects lower sales in the Company's Kansas City operations due to accounts lost to competitors and also in the New York food service division which had certain short-term contracts which ended in the late part of fiscal 1998.
     Cost of products sold and operating costs increased as a percentage of sales from prior year levels due to a decline in margins in the Company's East Coast operations. Management has taken steps to improve margins through staff reductions and improved purchasing.
     Financing continues to be available for
                    necessary
capital investment
through the Company's equipment suppliers.  The
Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management has pursued financing through private sources to meet the Company's short-term cash needs.












                   SIGNATURES



        Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.






            AMBASSADOR FOOD SERVICES CORPORATION
                        (Registrant)






                      By________________Date____
                      ____
                           Robert A. Laudicina
                         President



              By________________Date____
                      ____
                              Daryl Roecker
                         Controller