Form 10QSB
period 1999-09-02
AMBASSADOR FOOD SERVICES CORP
filed 2000-03-06
CIK 8734

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

For the Quarter Ended September 2, 1999

Commission File Number 0-1744
Ambassador Food Services Corporation

Delaware               244-0656199
(State or other                      (IRS
Employer
jurisdiction of
Identification #)
incorporation or
organization)

3269 Roanoke Road
Kansas City, Missouri 64111
(Address of principal executive offices)

816-561-6474
(Registrant's Telephone Number, Including Area
Code)

No changes
(Former Name, Former Address, and Former Fiscal
Year, if Changed Since Last  Report)

Indicate by check mark whether the registrant
(1)has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

     YES  _                    NO__X__
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common Stock ($1.00 par value) 737,556 shares outstanding as of 09/02/99.












      AMBASSADOR FOOD SERVICES CORPORATION

                AND SUBSIDIARIES


                    I N D E X





PART 1.  FINANCIAL INFORMATION

    Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets
           September 2, 1999 (Unaudited) and
     June 3, 1999               4

           Consolidated Statements of Income
           Three months ended September 2, 1999
           (Unaudited) and August 27, 1998
(Unaudited)                     5


                   Condensed Consolidated
Statements of Cash Flows
           Three months ended September 2, 1999
     (Unaudited)         5

                   Notes to Condensed
Consolidated
           Financial Statements (Unaudited)
6

Item 2.           Management's Discussion and
Analysis of
           Financial Condition and Results of
Operations                6-7

                   Signatures
7

























    AMBASSADOR FOOD SERVICES CORPORATION AND
                  SUBSIDIARIES

      CONDENSED CONSOLIDATED BALANCE SHEETS


                                       9/2/99             6/3/99
ASSETS
Cash
159,789         238,410
Accounts & Notes Receivable
1,092,621       958,549
Inventories                           532,818           538,978
Other Current
129,702           90,288
Total Current Assets
1,914,930             1,826,225
Property Plant and Equip. - Net
1,765,180             1,824,128
Location Contracts
238,742         242,482
Other Long Term Assets
595,586                549,698
Total Assets
4,514,438             4,442,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable
1,827,023             1,819,354
Accrued Expenses and Other
504,974                665,348

Current Maturities of Long-Term Debt
599,368         480,554
Line of Credit
559,219         417,490
Total Current Liabilities
3,490,584             3,382,746
Long-Term Debt
893,130             1,114,798
Other Long-Term Liabilities
349,322         347,933
Stockholders' Equity:
Common Stock
1,009,230             1,009,230
Additional Paid-In Capital
718,291         718,291
Retained Earnings
(1,616,664)          (1,801,010)
                              110,857
(73,489)
Less Treasury Stock         (329,455)
(329,455)
                            (218,598)
(402,944)
Total Liabilities & Stockholders' Equity

4,514,438    4,442,533


Note: The balance sheet at June 3, 1999 has been taken from the audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.

















      AMBASSADOR FOOD SERVICES CORPORATION
             AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH
                   FLOWS
                (Unaudited)
                              9/2/99
Net Cash provided (used)
By continuing operations      $159,975

Net Cash provided (used)
By investing activities       (390,165)

Net Cash provided (used)
By financing activities       151,569

Net Increase (Decrease) in Cash
($78,621)

Cash:
Beginning of period (June)
$238,410
End of period (November)      159,789

CONDENSED CONSOLIDATED STATEMENT OF
                INCOME (Unaudited)
                        13 Weeks
13 Weeks
                           Ended
Ended
                           9/2/99
8/27/98

Total Revenue:           $4,486,901
$4,466,971

Costs of Products Sold      2,000,661            1,887,928
Payroll Expense             1,153,377
1,232,242
Operating
565,401             566,868
Administrative
544,535             649,418
Depreciation and Amortization       116,214
114,863
Interest                     62,952

75,530

Total Expenses              4,443,140          4,526,849

Income from Cont. Ops. (BIT)

43,761          (59,878)

Provision for Income Taxes

0        0

Net (Loss) Earnings

$43,761        ($59,878)

Earnings per common share
$.06              ($.08)









AMBASSADOR FOOD SERVICES CORPORATION
          AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (Unaudited)
1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 2, 1999, the consolidated statements of income for the three month periods ended
September 2, 1999, and August 27, 1998, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 2, 1999 and for all periods presented have been made.

     Certain information and footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 3, 1999 annual report to shareholders. The results of operations for the periods ended September 2, 1999 and August 27,
1998 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

          Inventories consist of raw materials
and supplies.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
     Revenues for the three months ended
September 2, 1999 increased $19,930 or 4% over the same period for 1998. The increase in sales in the Des Moines, Ia, Lawton, OK locations offset the substantial decrease in sales in the Kansas City location due to accounts lost to competition and the expiration of short term food and maintenance contracts in the New York division.
     Cost of products sold increased as a
percentage of sales from prior year levels due to a decline in margins in the Company's East
Coast operations. Labor costs have decreased through staff reductions.
     Financing continues to be available for
                    necessary
capital investment
through the Company's equipment suppliers.  The
Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management continues to reduce operating costs and improve purchasing.













                   SIGNATURES



        Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.






            AMBASSADOR FOOD SERVICES CORPORATION
                        (Registrant)





                           By_____________Date__
                                   ______
                           Robert A. Laudicina
                           President

                           By______________Date_
                                   ______
                            Daryl Roecker
                           Controller