Form 10QSB/A
period 1998-08-27
AMBASSADOR FOOD SERVICES CORP
filed 2000-03-09
CIK 8734

AMBASSADOR FOOD SERVICES CORPORATION
3269 Roanoke Road
Kansas City, Missouri 64111


March 9, 2000


Securities and Exchange Commission
Washington, D.C. 20549



Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10QSB Amended.


Sincerely,

Daryl Roecker



Daryl Roecker
Controller































SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB


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


          YES____X__                 NO_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 737,656 shares outstanding as of 8/27/98.








AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES


INDEX




Part 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets
      August 27, 1998 (Unaudited) and May 28, 1998               4

      Consolidated Statements of Income
      Three Months ended August 27, 1998 (Unaudited)
      And August 28, 1997 (Unaudited)                            5

      Condensed Consolidated Statements of Cash Flows
      Three months August 27, 1998 (Unaudited)                   5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    6-7

        Signatures                                               7




























AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                            8/27/98                5/28/98
Cash                              258,977                271,709
Accounts & Notes Receivable     1,258,158              1,492,466
Inventories                       489,693                483,999
Other current                     424,531                134,961
Total Current Assets            2,301,359              2,383,135

Property Plant and Equip - Net  1,756,979              1,810,984
Location Contracts                250,283                253,345
Other Long Term Assets          1,163,465              1,138,645
Total Assets                    5,472,086              5,586,109

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable          1,971,762              1,955,896
Accrued Expensed and Other        517,083                678,243
Current Maturities
Of Long term debt                 665,675                864,904
Line of Credit                    402,229                721,929
Total Current Liabilities       3,566,749              4,220,972

Long-Term Debt                  1,151,669                646,803
Other Long-Term Liabilities       402,229                405,577
Stockholders' Equity:
Common Stock                    1,009,230              1,009,230
Additional Paid-In Capital        718,291                718,291
Retained Earnings              (1,038,284)              (993,328)
                                  689,237                734,193

Less Treasury Stock              (322,186)              (321,436)
                                  367,051                412,757

Total Liabilities
& Stockholders' Equity          5,472,086              5,686,109


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

                                 13 Weeks Ended         13 Weeks Ended
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













AMBASSADOR FOOD SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 27, 1998, the consolidated statements of income for the three month periods ended August 27, 1998, and August 28, 1997, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 27, 1998 and for all period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's May 28, 1998 annual report to shareholders. The results of operations for the periods ended August 27, 1998 and August 28, 1997 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

           Inventories consist of raw materials and supplies.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATION

       Revenues for the three months ended August 27, 1998 showed a decrease of 11.6% compared to the same period for 1997. This decrease of $585,171.00 reflects lower sales in the Company's Kansas City operations due to account lost to competitors and also in the New York food service division which had certain short-term contracts which ended in the late part of fiscal 1998.

      Costs of products sold and operating costs increased as a percentage of sales from prior year levels due to a decline in margins in the Company's East Coast operations. Management has taken steps to improve margins through staff reductions and improved purchasing.

     Financing continues to be available for necessary capital investment through the Company's equipment suppliers. The
Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management has pursued financing though private sources to meet the Company's short-term cash needs.








SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.



AMBASSADOR FOOD SERVICES CORPORATION
(Registrant)




By_________________________
Robert A. Laudicina  Date
President



By_________________________
Daryl Roecker     Date
Controller