Form 10QSB/A
period 1999-09-02
AMBASSADOR FOOD SERVICES CORP
filed 2000-03-10
CIK 8734

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


          YES______                 NO____X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 737,556 shares outstanding as of 9/02/99.








AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES


INDEX




Part 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets
      September 2, 1999 (Unaudited) and June 3, 1999               4

      Consolidated Statements of Income
      Three Months ended September 2, 1999 (Unaudited)
      And August 27, 1998 (Unaudited)                            5

      Condensed Consolidated Statements of Cash Flows
      Three months September 2, 1999 (Unaudited)                   5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    6-7

        Signatures                                               7




























AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                            9/2/99                6/3/99
Cash                              159,789               238,410
Accounts & Notes Receivable     1,092,621               958,549
Inventories                       532,818               583,978
Other current                     129,702                90,288
Total Current Assets            1,914,930              1,826,225

Property Plant and Equip - Net  1,765,180              1,824,128
Location Contracts                238,742                242,482
Other Long Term Assets            595,586                549,698
Total Assets                    4,514,438              4,442,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable          1,827,023              1,819,354
Accrued Expensed and Other        504,974                665,348
Current Maturities
Of Long term debt                 599,368                480,554
Line of Credit                    559,219                417,490
Total Current Liabilities       3,490,584              3,382,746

Long-Term Debt                    893,130              1,114,798
Other Long-Term Liabilities       349,322                347,933
Stockholders' Equity:
Common Stock                    1,009,230              1,009,230
Additional Paid-In Capital        718,291                718,291
Retained Earnings              (1,616,664)            (1,801,010)
                                  110,857                (73,489)

Less Treasury Stock              (329,455)              (329,455)
                                 (218,598)              (402,944

Total Liabilities
& Stockholders' Equity          4,514,438              4,442,533


Note:   The balance sheet at June 3, 1999 has been taken from
the audited financial statements at that date, and condensed.
See accompanying notes to consolidated condensed financial statements.














AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                   9/2/99

Net Cash provided (used)
By continuing operations           159,975

Net Cash provided (used)
By investing activities           (390,165)

Net Cash provided (used)
By financing activities            151,569

Net Increase (Decrease) in Cash    (78,621)

Cash:
Beginning of period (June)          238,410
End of period (November)            159,789

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                 13 Weeks Ended         13 Weeks Ended
                                     9/2/99               8/27/98

Total Revenue:                     $4,486,901             $4,466,971

Costs of Products Sold              2,000,661              1,887,928
Payroll Expense                     1,153,377              1,232,242
Operating                             565,401                566,868
Administrative                        544,535                649,418
Depreciation and Amortization         116,214                114,863
Interest                               62,952                 75,530

Total Expenses                     $4,443,140             $4,526,849

Income from Cont. Ops. (BIT)          $43,761               ($59,878)

Provision for Income Taxes                  0                      0

Net (Loss) Earnings                   $43,761               ($59,878)

Earnings per common share               $0.06                 ($0.08)













AMBASSADOR FOOD SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 2, 1999, the consolidated statements of income for the three month periods ended September 2, 1999, and August 27, 1998, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 2, 1999 and for all period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's June 3, 1999 annual report to shareholders. The results of operations for the periods ended September 2, 1999 and August 27, 1998 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

           Inventories consist of raw materials and supplies.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATION

       Revenues for the three months ended September 2, 1999 Increased $19,930 or 4% over the same period for 1998. The increase in sales in the Des Moines, IA and Lawton OK, locations offset the substantial decrease in sales in the Kansas City location due to accounts lost to competition and the expiration of short term food and maintenance contracts in the New York division.

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