Form 10QSB/A
period 1999-12-02
AMBASSADOR FOOD SERVICES CORP
filed 2000-03-10
CIK 8734

AMBASSADOR FOOD SERVICES CORPORATION
3269 Roanoke Road
Kansas City, Missouri 64111


March 10, 2000


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



For the Quarter ended December 2, 1999

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

Common stock ($1.00 par value) 737,556 shares outstanding as of 12/02/99.








AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES


INDEX




Part 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets
      December 2, 1999 (Unaudited) and June 3, 1999             4

      Consolidated Statements of Income
      Six Months ended December 2, 1999 (Unaudited)
      And November 26, 1998 (Unaudited)                          5

      Condensed Consolidated Statements of Cash Flows
      Six months December 2, 1999 (Unaudited)                    5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    6-7

        Signatures                                               7




























AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                            12/2/99               6/3/99
Cash                               41,798               238,410
Accounts & Notes Receivable     1,105,967               958,549
Inventories                       557,778               583,978
Other current                     152,001                90,288
Total Current Assets            1,857,544             1,826,225

Property Plant and Equip - Net  1,721,823             1,824,128
Location Contracts                235,001               242,482
Other Long Term Assets            565,650               549,698
Total Assets                    4,380,018             4,442,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable          1,477,544             1,819,354
Accrued Expensed and Other        413,595               665,348
Current Maturities
Of Long term debt                 526,508               480,554
Line of Credit                    260,551               417,490
Total Current Liabilities       2,678,198             3,382,746

Long-Term Debt                  1,701,935             1,114,798
Other Long-Term Liabilities       331,587               347,933
Stockholders' Equity:
Common Stock                    1,009,230             1,009,230
Additional Paid-In Capital        718,291               718,291
Retained Earnings              (1,729,767            (1,801,010)
                               (1,801,010)
                                   (2,246)              (73,489)

Less Treasury Stock              (329,456)             (329,455)
                                 (331,702)             (402,944

Total Liabilities
& Stockholders' Equity          4,380,018             4,442,533


Note:   The balance sheet at June 3, 1999 has been taken from
the audited financial statements at that date, and condensed.
See accompanying notes to consolidated condensed financial statements.














AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                   12/2/99

Net Cash provided (used)
By continuing operations           ($55,224)

Net Cash provided (used)
By investing activities            (128,383)

Net Cash provided (used)
By financing activities             (13,005)

Net Increase (Decrease) in Cash   ($196,612)

Cash:
Beginning of period (June)          238,410
End of period (November)            $41,798

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                 26 Weeks Ended         26 Weeks Ended
                                    12/2/99               11/26/98

Total Revenue:                     $8,817,594            $8,907,453

Costs of Products Sold              4,008,647             3,735,657
Payroll Expense                     2,240,728             2,457,941
Operating                           1,081,595             1,140,678
Administrative                      1,053,079             1,280,944
Depreciation and Amortization         230,688               232,040
Interest                              131,609               157,748

Total Expenses                     $8,746,346            $9,005,008

Income from Cont. Ops. (BIT)           71,248               (97,555)

Provision for Income Taxes                  0                     0

Net (Loss) Earnings                   $71,248               (97,555)

Earnings per common share               $0.10                ($0.13)













AMBASSADOR FOOD SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 2, 1999, the consolidated statements of income for the six month periods ended December 2, 1999, and November 28, 1998, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 2, 1999 and for all period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's June 3, 1999 annual report to shareholders. The results of operations for the periods ended December 2, 1999 and November 28, 1998 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

           Inventories consist of raw materials and supplies.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATION

       Revenues for the six months ended December 2, 1999 showed a decrease of $89,859 or 1% compared to the same period for 1998. lower sales in the Company's Kansas City operations due to accounts lost to competitors and the expiration of short-term contracts in the maintenance service in the late part of fiscal 1998 in the New York/New Jersey area wasn't fully offset by the increase in sales in the food and vending service in Lawton, OK, Des Moines, IA and the New York food service operations.

      Costs of products sold increased as a percentage of sales from prior year levels due an unfavorable change in sales product mix and decrease in sales of maintenance services which doesn't have a product cost, just labor and operating costs. Labor, operating, administrative, and interest costs are $259,000 or 3% less than the same period for 1998. Management continues to reduce operating costs, improve purchasing and increase selling prices.



Financing continues to be available for necessary capital investment through the Company's equipment suppliers. The
Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management has converted some of the current debt to long-term debt.









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