Form 10QSB
period 1999-03-02
AMBASSADOR FOOD SERVICES CORP
filed 2000-04-13
CIK 8734

AMBASSADOR FOOD SERVICES CORPORATION
3269 Roanoke Road
Kansas City, Missouri 64111


April 13, 2000


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



For the Quarter ended March 2, 1999

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

Common stock ($1.00 par value) 737,556 shares outstanding as of 3/02/00.








AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES


INDEX




Part 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets
      March 2, 2000 (Unaudited) and June 3, 1999             4

      Consolidated Statements of Income
      Nine Months ended March 2, 2000 (Unaudited)
      And February 25, 1999 (Unaudited)                      5

      Condensed Consolidated Statements of Cash Flows
      Nine months March 2, 1999 (Unaudited)                  5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                6-7

        Signatures                                           7




























AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                             3/2/00                6/3/99
Cash                              280,029               238,410
Accounts & Notes Receivable     1,125,136               958,549
Inventories                       544,476               583,978
Other current                     193,480                90,288
Total Current Assets            2,143,120             1,826,225

Property Plant and Equip - Net  1,646,254             1,824,128
Location Contracts                251,472               242,482
Other Long Term Assets            454,467               549,698
Total Assets                    4,495,314             4,442,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable          1,509,616             1,819,354
Accrued Expenses                  481,614               665,348
Current Maturities
Of Long term debt                 702,438               480,554
Line of Credit                    592,907               417,490
Total Current Liabilities       3,286,575             3,382,746

Long-Term Debt                  1,385,580             1,114,798
Other Long-Term Liabilities       169,895               347,933
Stockholders' Equity:
Common Stock                    1,009,230             1,009,230
Additional Paid-In Capital        718,291               718,291
Retained Earnings              (1,744,802)           (1,801,010)
                                  (17,281)              (73,489)

Less Treasury Stock               329,455              (329,455)
                                 (346,737)             (402,944)

Total Liabilities
& Stockholders' Equity          4,495,314             4,442,533


Note:   The balance sheet at June 3, 1999 has been taken from
the audited financial statements at that date, and condensed.
See accompanying notes to consolidated condensed financial statements.














AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     3/2/00

Net Cash provided (used)
By continuing operations           ($317,669)

Net Cash provided (used)
By investing activities             (146,351)

Net Cash provided (used)
By financing activities              505,639

Net Increase (Decrease) in Cash     $ 41,619

Cash:
Beginning of period (June)           238,410
End of period (February)             280,029

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                 39 Weeks Ended         39 Weeks Ended
                                    3/2/00                2/25/99

Total Revenue:                     $12,892,606           $13,174,003

Costs of Products Sold               5,928,312             5,591,388
Payroll Expense                      3,302,964             3,612,341
Operating                            1,583,096             1,632,995
Administrative                       1,531,218             1,900,813
Depreciation and Amortization          356,505               350,677
Interest                               218,808               224,030

Total Expenses                     $12,920,903           $13,312,244

Income from Cont. Ops. (BIT)            61,703              (138,241)

Provision for Income Taxes                  0                     0

Net (Loss) Earnings                   $ 61,703              (138,241)

Earnings per common share                $0.08                ($0.19)













AMBASSADOR FOOD SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 2, 2000, the consolidated statements of income for the nine month periods ended March 2, 2000, and February 25, 1999, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 2, 2000 and for all period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's June 3, 1999 annual report to shareholders. The results of operations for the periods ended March 2, 2000 and February 25, 1999 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

           Inventories consist of raw materials and supplies.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATION

       Revenues for the nine months ended March 2, 2000 showed a decrease of $191,397 or 1.5% compared to the same period for 1999. Lower sales in the Company's Kansas City operations due to accounts lost to competitors and the expiration of short-term contracts in the maintenance service in the first quarter of fiscal 1999 in the New York/New Jersey area. Sales for the company's other branches were up 6.2% for the nine-month period.


      Cost of product sold increased as a percentage of sales from prior year levels due an unfavorable change in sales product mix and decrease in sales of maintenance services. Product cost is not incurred in maintenance service, only labor and operating costs. Labor, operating, administrative, and interest costs for the nine-month period are $734,000 or 10% less than the same period for 1999. Management continues to reduce operating costs, improve purchasing and increase selling prices.



Financing continues to be available for necessary capital investment through the Company's equipment suppliers. The
Company's debt service obligations and required payments on accrued expenses exceed cash flow from operations. Because of this, management has converted some of the current debt to long-term debt. Working capital has improved by $413,000 since June 3, 1999.








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