Form 10-K
period 1999-06-03
AMBASSADOR FOOD SERVICES CORP
filed 2000-04-26
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934  (FEE REQUIRED)

For the fiscal year ended               June 3, 1999
                                    OR
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934    (NO FEE REQUIRED)

For the transition period from                to

Commission file number        0-1744

Ambassador Food Services Corporation
(Name of small business issuer in its charter)

Delaware                                    44-0656199
(State  or  other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

3269 Roanoke Road, Kansas City, Missouri       64111
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: 816 561-6474
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock (Par Value $1)
                             (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES__X___ NO_____
Check  if  there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are $ 18,026,417.



At February 18, 2000, there were 735,556 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $838,534.

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

     On August 1, 1989, the name of the Company was changed from Automatique, Incorporated to Ambassador Food Services Corporation.

 (b) Business of Issuer

      (1)   Description of Business Done by the Registrant in its Food
                  Segment

      (i and ii) The vending and cafeteria segment of the Company's business consists of contracting to distribute beverages and food products to customer locations consisting of factories, offices, hospitals, and schools. The Company conducts surveys of potential customer locations, determines profitability of the location, and submits a proposal offering to provide the vending and/or cafeteria service for the customer location. Business with local government social service agencies and not-for-profit agencies is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

      (iii) No new products have been developed by this segment. The Company, in general, markets products developed by its suppliers.

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

      (v) Raw materials, consisting of packaged products and commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources; these include Ancona Midwest Food Services, Inc., Pepsi-Cola General Bottlers, and Loeb and Mayer.

      (vi) During the year ended June 3, 1999, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

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


           Bargaining Unit             Market      Expiration Date

           Teamsters Local #838    Kansas City         12/31/02
           Teamsters Local #90     Des Moines          04/30/02
           United Service
           Employees Union #377    New York            12/31/99


      (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

      (ix) The Company does not believe that existing or probable government regulations have a material effect on its operation.



           (b)(2) Description of Business Done by the Registrant in its Janitorial Segment

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

      (vi) During fiscal 1999, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

                  This segment is not subject to material fluctuations in sales volume resulting from seasonality.

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


           (b)(1 and 2)

               (x)  Through  (xii)  with Respect to  the  Registrant's
                          Business in General

       (x) The Company has not incurred any expense for research and development activities during any of its last two- (2) fiscal years.

       (xi) Compliance with federal, state, and local laws and regulations involving the protection of the environment will not have a material effect.

       (xii) As of June 3, 1999, the Company and its subsidiary employed approximately 220 persons.



Item 2.   Description of Properties

     The Company leased all real estate for office, warehouse, garage, repair shops, and commissaries in each of its market areas throughout fiscal 1999, except for the property located at 3269 Roanoke Road, which was purchased in July 1990. The property was encumbered by a mortgage in the amount of $300,000 at June 3, 1999. Annual rentals were approximately $257,544 less $25,800 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                Size               Expiration
Location               Type ofProperty         (Sq. Ft.)               Date
3269 Roanoke Rd.
Kansas City, MO        Office/Whse              13,600                 Owned
208 E. Aurora
Des Moines, IA         Office/Whse               9,200                 Mo/Mo
5-30 54th Ave.
Long Island City, NY   Office/Whse               8,000                 Mo/Mo
41-43 24th St.
Long Island City, NY   Office/Whse               2,500                 3/01
9100 Sante Fe Dr.
Overland Park, KS      Restaurant-               1,800                 2/04
                       Discontinued
162 Closter Dock Rd.
Closter, NJ            Office/Whse               1,200                 Mo/Mo
36 Clark St.
Des Moines, IA         Office/Whse              10,600                 3/01

             The major portion of the physical properties used by  the
             Company is made up of automatic vending equipment and food service and production equipment. Most of the equipment used
             is owned by  the  Company.   In several instances, cafeteria and
             vending equipment are owned by the account to which food services
             are rendered   by   the  Company.   The  Company   operates
             approximately 75 vehicles in the conduct of its business, approximately 10% of which are leased and the balance owned.
             The annual rentals on all such leased real estate properties, equipment, and vehicles approximate $600,000.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders
               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.



                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

 (a) Price Range of Common Stock

     The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF).
     The bid quotations for the Company's common stock for each quarter during fiscal years ended June 3, 1999 and May 28, 1998 are shown below:

                                               1999                1998

                                           Bid Quotation       Bid Quotation

                                           High      Low       High       Low

First Quarter                             $1.25    $.625      $1.375    $1.00
Second Quarter                         $1.03125    $.875     $1.0625  $1.0625
Third Quarter                            $1.125    $.875     $1.1875   $1.125
Fourth Quarter                         $1.15625    $.875     $1.1875   $1.125

   The quotations above reflect interdealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

 (b) Number of Equity Security Holders

     As of February 18, 2000, there were 550 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Continuing Operations

     1999 Results

     Sales for fiscal 1999 were $1,178,661 or 6.1% less than year ended
     May 28, 1998.     The decline was  due primarily to the loss of vending and
     cafeteria contracts to competitors in Kansas City. Fiscal 1998 included sales of $285,000 for an operation in Tyler, Texas; which was
     closed.   Gross margins deteriorated over  2.0%  in  fiscal  1999 compared
     to  fiscal  1998.   Intense competition and sales product mix adversely
     affected gross margins. The decline in gross margins was the primary reason for the substantial loss incurred in fiscal 1999.
     Management continues to pursue increased pricing and lower cost of product.


     Operating costs for fiscal 1999 were basically the same as fiscal 1998 in dollars spent but were 2.8% higher as a percent of sales because of the sales decline. Administrative costs increased due primarily to the
     write-off of non-trade receivables in excess of   $100,000.  A sales tax
     and a union pension liability from prior years of $130,000 was recorded in fiscal 1999.

     Management has taken steps to reduce operating and administrative costs through staff reductions and control of expenditures in all areas.

     The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired
     entity on an undiscounted  cash  flow  basis.   Based  upon  its  most
     recent analysis, the Company believes that no material impairment of intangible assets exists at June 3, 1999.

     1998 Results

     Sales declined from fiscal 1997 levels by $3,565,468 to $19,205,078 in the year ended May 28, 1998. This decline reflected the impact of the sale of the Company's St. Louis operations in April 1997, which resulted
     in a decline of $2,968,360.   Additional declines in revenues resulted
     from  the closing of the Company's  operations  in  Tyler, Texas  and from the loss of vending and cafeteria  contracts  to  competitors in
     Kansas City.   Despite these lower sales, Ambassador  reduced its loss
     from operations from $1,164,217 to $75,800. This improvement partially resulted from the elimination of losses experienced during fiscal 1997 in the Company's St. Louis operations.

     The  Company  improved its gross margins in fiscal  1998  through improved purchasing and through the addition of sales in its New York operation in the form of short-term contracts, which carried strong
     pricing relative to food cost.   Management continues to pursue increased
     pricing and to lower the cost of its products; however, the end of the short-term agreements in New York during late 1998 and early 1999 makes it unlikely the Company's gross margins will improve further in 1999.

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

     Year 2000

     The company did not experience any system problems as a result of Year 2000.


Liquidity and Capital Resources

     The  Company's working capital deficit declined by  $281,316 from a deficit of $1,837,837 at May 28, 1998 to a deficit of $1,556,521 at June  3, 1999.  Long-term liabilities  increased $410,351 during
     fiscal 1999.   Management was able to strengthen  the  working  capital
     position of the Company by refinancing certain of the current obligations on a long-term basis subsequent to June 3, 1999; and cash flow from operations will, in the opinion of management, be more than sufficient to meet the Company's cash requirements. Idle equipment continues to be available to provide for growth in the Company's vending operations, and financing is in place for any capital expenditure needs during fiscal 2000.

















Item 7.   Consolidated Financial Statements

 Index to Consolidated Financial Statements

                                                                 Page

 Report of Independent Certified Public Accountants               12

 Consolidated Balance Sheets as of
  June 3, 1999 and May 28, 1998                                13-14


 Consolidated  Statements of Operations for the Years
  Ended  June  3, 1999 and May 28, 1998                           15


 Consolidated Statement of Changes in Stockholders'
  Equity  (Deficit) for the Years Ended
  June 3, 1999 and May 28, 1998                                   16

 Consolidated  Statements of Cash Flows for the Years
  Ended  June  3, 1999 and May 28, 1998                        17-18

 Notes to Consolidated Financial Statements                    19-32









                             CONSOLIDATED
                         FINANCIAL STATEMENTS
                                  AND
                         REPORT OF INDEPENDENT
                     CERTIFIED PUBLIC ACCOUNTANTS

                 AMBASSADOR FOOD SERVICES CORPORATION
                            AND SUBSIDIARY

                     June 3, 1999 and May 28, 1998






                         C O N T E N T S





                                                             Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            12


CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                              13-14

  CONSOLIDATED STATEMENTS OF OPERATIONS                       15

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
  EQUITY (DEFICIT)                                            16

  CONSOLIDATED STATEMENTS OF CASH FLOWS                    17-18

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               19-32






















REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Ambassador Food Services Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of June 3, 1999 and May 28, 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then
ended. These financial statements  are  the  responsibility  of  the   Company's
management.  Our responsibility  is  to  express  an  opinion   on   these
financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of June 3, 1999 and May 28, 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $807,682 during the year ended June 3, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $1,556,521 and its total liabilities exceeded its total assets by $402,944. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard
to  these  matters are also described  in  Note  B.   The financial statements
do not include any adjustments that might result from the outcome of this uncertainty.


Kansas City, Missouri
October 22, 1999, (except for Note N, as to which the date is December 29, 1999)





            CONSOLIDATED FINANCIAL STATEMENTS
   Ambassador Food Services Corporation and Subsidiary
               CONSOLIDATED BALANCE SHEETS
              June 3, 1999 and May 28,1998

                                         1999        1998
        ASSETS
CURRENT ASSETS
   Cash (including change funds
        of $186,405 in 1999
        and $195,412 in 1998)
        (note10)                   $   238,410    $  271,709
   Trade accounts receivable,
        net of allowance for
        doubtful accounts of
        $16,483 in 1999 and
        $87,820 in 1998
        (notes A11 and D)              937,533     1,193,619
   Income Taxes receivable                -            3,277
   Inventories (note A4)               538,978       483,999
   Prepaid Expenses                     90,288       134,961
   Current portion of notes
        receivable (note L)             21,016       295,570

                                     ___________   __________
        Total current assets         1,826,225     2,383,135

PROPERTY AND EQUIPMENT (notes A5 and E)
   Vending Equipment                 4,876,153     4,682,523
   Cafeteria and Commissary
        Equipment                    1,063,661     1,144,887
   Building and leasehold
        improvements                   736,537       634,457
   Other                               909,569       971,883

                                    ___________   __________

                                     7,585,920     7,433,750
   Less accumulated depreciation
        and amortization             5,761,792     5,622,766
   Total property and equipment      1,824,128     1,810,984

OTHER ASSETS
   Location contracts,
    net of accumulated
    amortization of $152,001
    in 1999 and $141,138 in 1998       242,482       253,345
    (notes A6 and E)
   Notes receivable,
    less current portion (note L)      291,812       909,100
   Unrecognized prior service costs
    (notes A& and H)                   108,394       146,266
   Excess of purchase price
     over net assets acquired,
     net of accumulated amortization
     of $22,704 in 1999 and $21,645
     in 1998 (note A6)                  20,976        22,035
   Deferred expenses                    48,616        49,956
   Miscellaneous                        79,900       111,288

     Total other assets                792,180     1,491,990
                                     _________     _________
                                  $  4,442,533  $  5,686,109




                                         1999          1998
  LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES
   Checks outstanding in excess
   of bank balances               $    364,786       224,290
   Trade accounts payable            1,454,568     1,731,606
   Accrued expenses (note C)           665,348       678,243
   Current maturities of
     long-term debt (note E)           480,554       864,904
   Line-of-credit (note D)             417,490       721,929
        Total current liabilities    3,382,746     4,220,972

LONG-TERM LIABILITIES
   Projected benefit obligation
        (note H)                       292,069       318,545
   Other long-term liabilities            -           16,366
   Subordinated note payable
      to stockholder (note F)          168,558       250,000
   Long-term debt, less current
      maturities (note E)              946,240       396,803
   Accrued costs of discontinued
      restaurant operations
      (note J)                          55,864        70,666
   Total long-term liabilities       1,462,731     1,052,380


COMMITMENTS AND CONTINGENCIES
   (notes F, G, H, J, and M)


STOCKHOLDERS' EQUITY (DEFICIT) (note F)
   Common stock, par value
      $1.00 per share; authorized,
      2,000,000 shares; issued,
      1,009,230 shares               1,009,230     1,009,230
   Additional paid-in capital          718,291       718,291
   Accumulated deficit              (1,801,010)     (993,328)
                                    ___________   ___________
                                       (73,489)      734,193

Less treasury stock - 274,174
    shares in 1999 and 267,074
    shares in 1998                     329,455       321,436
Total stockholders' equity
    (deficit)                         (402,944)      412,757
                                     ___________   __________
                                  $  4,442,533   $ 5,686,109
                                     ___________   __________
                                     ___________   __________


              The accompanying notes are an integral part of these statements






    Ambassador Food Services Corporation and Subsidiary
          CONSOLIDATED STATEMENTS OF OPERATIONS
        Years ended June 3, 1999 and May 28, 1998



                                           1999               1998
Net Sales
    Food                               $16,326,818       $ 17,511,476
    Janitorial                           1,699,599          1,693,602
                                       ___________      _____________
                                        18,026,417         19,205,078

Cost and expenses (note A8)
     Cost of food products sold          7,828,748          7,924,592
     Operating (note K)                  7,563,302          7,523,717
     Selling and administrative          2,597,004          2,852,652
     Depreciation and amortization         530,553            602,166
     Interest                              314,492            377,751
                                        ___________      ____________
        Total cost and expenses         18,834,099         19,280,878
                                        ___________      ____________

NET LOSS                              $   (807,682)     $     (75,800)
                                        ___________      ____________
                                        ___________      ____________
Loss per common share:
     Net loss per common share        $      (1.10)     $       (0.10)
                                        ___________      _____________
                                        ___________      _____________
Weighted average of common shares
   Outstanding (note A9)              $     737,496     $      742,156
                                        ___________      _____________
                                        ___________      _____________




The accompanying notes are an integral part of these statements.










               Ambassador Food Services Corporation and Subsidiary
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    Years ended June 3, 1999 and May 28, 1998



                                                                    Total
                                     Additional                  Stockholders'
                                      Paid-in      Accumulated     equity
               Common Stock           capital        deficit      (deficit)
            Issued      Treasury
       Shares  Amount Shares Amount
Balance
at May
30,1997
  1,009,230 $1,009,230 251,774 $(298,561)$718,291  $(917,528)    $511,432
Net Loss
      -         -         -       -          -       (75,800)     (75,800)
Purchase
of
treasury stock
      -         -      15,300    (22,875)    -          -         (22,875)
  ________  ________  _______    ________  ________   _________  _________
Balance
at May
28, 1998
  1,009,230 $1,009,230 267,074   (321,436)  718,291  (993,328)     412,757
Net Loss
      -         -         -          -         -     (807,682)    (807,682)
Purchase
of
Treasury stock
      -         -       7,100      (8,019)     -        -           (8,019)
   ________   _______  ________   _________   ________   ________  _________

Balance
at
June
3, 1999
 1,009,230 $1,009,230 274,174   $ (329,455)  $ 718,291 $(1,801,010) $(402,944)



The accompanying notes are an integral part of these statements






      Ambassador Food Services Corporation and Subsidiary
          CONSOLIDATED STATEMENTS OF CASH FLOWS
        Years ended June 3, 1999 and May 28, 1998


                                                1999             1998

Cash Flows From Operating Activities
   Net loss                                 $  (807,682)    $  (75,800)
   Adjustments to reconcile
   net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization              530,553        602,166
     (Gain) loss on sale of
     property and equipment                       1,230        (10,596)
     Provision for bad debt                     (71,337)       (30,414)
     Discount of note receivable                 28,070            -
     Changes in operating assets
      and liabilities:
      Trade accounts receivable                 327,423        534,568
      Income taxes receivable                     3,277          5,604
      Other assets                                1,773         45,149
      Inventories                               (54,979)        64,478
      Prepaid expenses                           44,673         51,856
      Trade accounts payable and
      accrued expenses                         (331,211)      (404,556)

   Net cash provided by (used in)
    operating  activities                      (328,210)       782,455


The accompanying notes are an integral part of these statements.










  Ambassador Food Services Corporation and Subsidiary
    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998




                                                   1999          1998

Cash Flows From Investing Activities
  Purchase of property and equipment            (466,478)      (195,028)
  Proceeds from sale of property
  and equipment                                    2,300         68,610
  Collections of notes receivable                863,772        394,729
  Net cash provided by investing activities      399,594        268,311

Cash Flows From Financing Activities
  Proceeds from issuance of long-term debt       601,660        309,091
  Principal payments on long-term debt          (518,015)      (551,864)
  Purchase of treasury stock                      (8,019)       (22,875)
  Net increase (decrease) in checks
  outstanding in excess of bank balances         140,496       (437,796)
  Other financing activities                     (16,366)       (25,669)
  Net payments under line-of-credit             (304,439)      (420,284)
  Net cash used in financing activities         (104,683)    (1,149,397)

Net Decrease in Cash                             (33,299)       (98,631)
Cash, Beginning of Year                          271,709        370,340
Cash, End of Year                               $238,410       $271,709


Supplementary Schedule of Cash Flow Information:
    Cash paid during year for:
            Income taxes                       $    -       $     1,300
            Interest                             314,492        368,282





The accompanying notes are an integral part of these statements.






   Ambassador Food Services Corporation and Subsidiary
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Years ended June 3, 1999 and May 28, 1998


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A  summary  of  the significant accounting  policies
     consistently  applied  in  the  preparation  of  the
     accompanying   consolidated   financial   statements
     follows.

       1.   Principles of Consolidation

       The  consolidated financial statements include the
       accounts  of  Ambassador Food Services Corporation
       and  its wholly owned subsidiary, Ambassador  Fast
       Services,    Inc.    All   material   intercompany
       balances and transactions have been eliminated.

       2.   Nature of Business

       The Company and its subsidiary are engaged in two segments: food service (vending, cafeteria and catering) and janitorial service. The Company's customers are located principally in the Midwest and Northeast United States.

       3.   Reporting Periods

       The  Company  has a fiscal year (52 or  53  weeks)
       ending  on  the  Thursday nearest  May  31.   Both
       fiscal years 1999 and 1998 contained 52 weeks.

       4.   Inventories

       Inventories  are  stated  at  the  lower  of  cost
       (first-in, first-out method) or market.

       5.   Property and Equipment

       Property   and  equipment  are  stated  at   cost.
       Depreciation is provided in amounts sufficient  to
       relate   the   cost  of  depreciable   assets   to
       operations over their estimated useful lives on a straight-line basis. The estimated lives used in determining depreciation are as follows:

       Vending equipment                            4-8 years
       Cafeteria and
        commissary equipment                       3-10 years
       Building and leasehold
        improvements                               3-22 years
       Other                                       3-10 years



   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

A.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES   - Continued

       6.    Location  Contracts and Excess  of  Purchase
             Price Over Net Assets Acquired

       Location contracts and excess of purchase price over net assets acquired arise from the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition. These relationships were generally cancelable by either party with limited notice. Such amounts are amortized on a straight-line basis over 5 to 40 years.

       The carrying value of intangible assets is periodically reviewed by the
       Company based on  the estimated   future  operating   income   of   each
       acquired  entity  on  an  undiscounted  cash  flow basis.   Based upon
       its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 3, 1999.

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

       9.   Loss Per Common Share

       Loss  per  share  has  been  computed  using   the
       weighted  average  of  common  shares  outstanding
       during  the period.  Certain convertible debt  was
       outstanding during the reporting periods, but  was
       not   considered  in  the  net  loss   per   share
       calculation as the effect is antidilutive.

       10.  Statements of Cash Flows

       For   purposes  of  reporting  cash  flows,   cash
       includes cash on hand, in banks, and in change funds.




   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998
A.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES   - Continued

       11.  Concentration of Credit Risk

       Of     the    Company's    accounts    receivable,
       approximately  $890,000 in 1999  and  $930,000  in
       1998   are   with   customers   located   in   the
       northeastern  United States.  The  Company  grants
       credit  to  customers, which  include  businesses,
       schools,  and  governmental agencies.   Collateral
       is not required.

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

     13.  Financial Instruments

       Short-Term Financial Instruments - The fair  value
       of  short-term  financial  instruments,  including
       cash   and   cash   equivalents,  trade   accounts
       receivable   and   payable  and  certain   accrued
       liabilities,  approximates their carrying  amounts
       in  the  financial  statements due  to  the  short
       maturity of such instruments.
       Notes  Payable and Long-Term Debt - The fair value
       of  the  line of credit approximates its  carrying
       amount   since   the  currently  effective   rates
       reflect  market  rates.  The fair value  of  fixed
       rate   notes  payable  approximates  its  carrying
       amount  based  on the Company's estimated  current
       incremental    borrowing    rate    for    similar
       obligations with similar terms.

B.   REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

Recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements, obtain additional financing, and to succeed in its future operations.





   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

B.   REALIZATION OF ASSETS - Continued
            These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

            Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:


            Several administrative and regional positions have been eliminated.

            Steps  to improve  margins and reduce costs have been taken.

            Increasing the growth and profit of current operations through internal sales efforts has become the Company's focus.

            The   Company   obtained additional borrowings to retire the
            line-of-credit, for which payment had been demanded. In addition a
            new revolving  credit   line agreement was entered into in December
            1999. (See Note N)

C.   CURRENT LIABILITIES
     Accrued expenses include the following:

                                                 1999        1998
                      Legal fees              $ 32,302    $ 42,183
                      Vacation pay              64,628      65,952
                      Commissions               47,311      19,756
                      Taxes                     57,814     281,205
                      Salaries                  73,027     187,382
                      Current portion of
                      projected benefit
                      obligation (note H)       26,822      18,900

                      Accrued costs of
                      discontinued
                      restaurant operations
                      (note J)                  13,813      13,562

                      Accrued sales tax costs  204,296      19,674

                      Medical insurance
                      (Note M)                  59,656      23,318

                      Additional multiemployer
                      pension liability         81,816         -
                      Other                      3,863       6,311

                                            $  665,348  $  678,243


   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

D.   LINE-OF-CREDIT AGREEMENT

     The  Company has a line-of-credit agreement  with  a
     financing  company,  which is due  on  demand.   The
     financing company has demanded payment on or  before
     November  22, 1999.  The agreement carries  interest
     at  the publicly announced prime rate (8% at June 3,
     1999) plus 3.5%.  The amount drawn cannot exceed 80%
     of eligible accounts receivable ($707,550 at June 3,
     1999).   Borrowings  are limited  to  a  maximum  of
     $750,000.   The  amount  is  collateralized  by  the
     Company's accounts receivable.  At June 3, 1999  and
     May 28, 1998, amounts outstanding were $417,490 and $721,929, respectively. See Note N.

E.   LONG-TERM DEBT

             Long-term debt includes the following:

                                                   1999         1998
Note payable - bank, payable in monthly
installments of $3,081, including interest
at 11%, due January 1999                        $   -      $  275,476

Notes payable - equipment, payable in
monthly installments of approximately $25,500,
including interest at rates ranging from 9% to
19.3%, due through October 2002, colllateralized
by equipment                                      422,216     631,126

Note payable to Bassman Vending, Inc. (BVI)
payable in monthly installments of $5,150,
including interest at 8.5%, due through March 2001,
collateralized by certain location contracts and
equipment                                         104,578     155,105

Note payable to officer, payable in
quarterly interest installments of $7,875,
including interest at 10.5%, due February 2002,
collateralized by building, subordinate to the
revolving credit line agreement entered into on
December 29, 1999 (Note N)                       300,000         -










   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

E.   LONG-TERM DEBT - Continued

                                                   1999          1998

Note payable to individual at 11%, payable
in monthly installments of interest only
through January 2000, at which time
payments are $50,000 through April 2000,
at which time payments are $25,000 plus
interest through October 2001,
collateralized by subordinated interests
in accounts receivable and a building.
The note includes warrants to purchase
25,000 shares of the Company's common stocks
at $1.25 during the term of the agreement.
Additionally, 25,000 warrants for the $1.25
will be issued if the agreement is extended
15 months, refinanced on November 1, 1999
(note N)                                         600,000       200,000
                                               1,426,794     1,261,707

                Less current maturities          480,554       864,904
                                            $    946,240   $   396,803



Aggregate annual principal payments applicable to long-term debt due subsequent to June 3, 1999 are as follows:

                          Fiscal Year
                             Ended            Amount
                              2000        $   480,554
                              2001            487,267
                              2002            458,973
                                           $1,426,794





F.   SUBORDINATED NOTE PAYABLE AND CONSULTING
                AGREEMENT
             The Company borrowed $250,000 from a stockholder. The note calls for interest at 10%, payable quarterly with quarterly principal payments of $12,500 beginning June 30, 2001, with afinal payment June 30, 2006. The note is subordinate to all other indebtedness of the Company.




Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

F.   SUBORDINATED NOTE PAYABLE TO STOCKHOLDER - Continued

     From  April  30, 1998 to May 1, 2006,  the  note  is
     convertible to shares of the Company's  stock  at  a
     price of $1.25 per share.  In the event any payments
     are  made  on  the  note,  the  Company  will  issue
     warrants   entitling  the  stockholder  to  purchase
     equivalent numbers of shares during the same period.
     During fiscal year 1999, the Company entered into  a
     consulting  agreement  with  the  stockholder.   The
     agreement   calls   for  weekly  payments   totaling
     $100,482 per year beginning in May 1999 through  May
     2009.

     Subsequent  to June 3, 1999, the stockholder  agreed
     to  defer  payments on the consulting agreement  for
     one  year  if equivalent payments were made  on  the
     note  payable.   At June 3, 1999 and May  28,  1998,
     amounts  outstanding on the note were  $168,558  and
     $250,000,  respectively.  Warrants for the  purchase
     of 66,752 shares have been issued in accordance with
     the terms of the note and are outstanding as of June
     3,  1999.  The conversion terms may be adjusted upon
     certain   events   to  prevent   dilution   of   the
     stockholder conversion rights.

G.   LEASES

     Future    minimum   lease   payments    under    all
     noncancelable operating leases as of  June  3,  1999
     are as follows:

                      Fiscal Year      Real
                         Ending       estate   Equipment    Total
                          2000      $164,883   $351,064    $515,947
                          2001       139,029    278,234     417,263
                          2002          -         7,542       7,542
                          2003          -         7,542       7,542
                          2004          -         2,232       2,232

           Rental expense charged to operations was $634,735 in 1999 and $708,962 in 1998.










   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

H.   EMPLOYEE BENEFIT PLANS

     The   Company  has  a  nonqualified  defined-benefit
     pension plan covering two key employees and two former officers of the Company. Under the terms of the plan, each individual will receive, for ten years after retirement, a fixed monthly payment that was set at the inception of the plan. The benefit does not vest until the employee reaches age 65. If the individual dies, either during employment or after retirement, the beneficiary is entitled to receive benefits as specified in the agreement. The plan is unfunded.

     The following table sets forth the change in benefit obligation in the Company's consolidated financial statements for 1999 and 1998:

                                             1999        1998

  Projected benefit obligation,
  beginning of year                     $  337,445   $ 356,368
  Service cost                               6,682       5,931
  Interest cost                             29,810      29,630
  Benefits paid                            (55,046)    (54,484)
  Projected benefit obligation,
  end of year                            $ 318,891    $ 337,445


   Net accrued pension cost is included in the accompanying consolidated financial statements as follows:

                                             1999        1998

Current portion included
in accrued expenses                       $ 26,822    $ 18,900
Long-term portion of obligation            292,069     318,545

                                         $ 318,891   $ 337,445

   The weighted-average discount rate used was 8.0% in determining the actuarial present value of the projected benefit obligation in 1999 and 1998.








   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

H.   EMPLOYEE BENEFIT PLANS - Continued


     Net pension cost for 1999 and 1998 includes the following components:

                                                 1999          1998
Service cost - benefits earned
 during the period                             $ 6,682      $  5,931
Interest cost on projected benefit
 obligation                                     29,810        29,630
Amortization of prior service cost              37,872        37,745
Net periodic pension cost                     $ 74,364      $ 73,306




     The Company   contributed  approximately   $40,000   and
     $54,000 in fiscal years 1999 and 1998, respectively,
     to several multiemployer pension plans for employees covered by collective bargaining agreements. The
     Company   does  not  administer  these  plans,   and
     contributions are determined in accordance with provisions of negotiated labor contracts.

     The  Multiemployer  Pension Plan Amendments  Act  of
     1980  (the Act) significantly increased the  pension
     responsibilities of participating employers.   Under
     the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial "withdrawal liability." Management has no intention of undertaking any action that could subject the Company to this obligation.

     The Company had a defined-contribution plan that covers all permanent nonunion employees. Under the terms of the plan, employees could contribute up to a maximum of 15% of their gross annual salary. The
     Company made no contributions to this plan during fiscal year 1999 or 1998. The Plan was terminated as of September 30, 1998.








     Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

I.   INCOME TAXES

     Deferred income taxes includes the following amounts of deferred tax assets and liabilities:

                                              1999        1998
Deferred tax liability                   $  239,360     256,890
Deferred tax asset                         (959,037)   (746,111)
Less:  valuation allowance                  719,677     489,221
Net deferred tax                         $     -      $    -

     The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows at June 3, 1999 and May 28, 1998:

                                              1999         1998
Amortization of location contracts       $   5,360    $   2,305
Accelerated depreciation                   234,000      254,585
Net deferred tax                         $ 239,360    $ 256,890

Accrued costs                          $   (27,870)   $ (33,691)
Amortization of pension costs              (84,200)     (76,002)
Vacation accrual                           (25,851)     (26,381)
Allowance for bad debts                     (6,593)     (35,128)
Other                                      (16,424)     (18,803)
Net operating loss carryforward           (591,121)    (289,498)
ATM credit carryforward                   (106,504)    (106,504)
Investment tax credit carryforward        (100,474)    (160,104)

                                         $(959,037)   $(746,111)

     The valuation allowance was established to reduce the deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize tax credit and net operating loss carryforwards before they expire. The valuation allowance was increased $230,456 and $660 in fiscal years 1999 and 1998, respectively.



   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       Years ended June 3, 1999 and May 28, 1998


I.   INCOME TAXES - Continued

     The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                            1999            1998
Federal income tax benefit
computed at statutory rate           $  (274,600)    $   (26,000)
State income tax benefit                 (48,000)         (4,000)
Tax effect of nondeductible
expenses                                  20,000          10,000
Increase in valuation allowance          230,456             660
Expiration of investment tax credit
carryforward                              59,630             -
Other, net                                12,514          19,340

                                        $____-_____    $_____-____


     The Company had available for income tax purposes the following investment credit carryforwards at June 3, 1999:

                          Year of Expiration        Amount
                                2000          $     25,168
                                2001                49,551
                                2002                25,755
                                              $    100,474


     In addition, the Company had the following net operating loss carryforwards available at June 3, 1999:

                          Year of Expiration         Amount
                               2008            $    252,779
                               2009                 138,822
                               2010                  63,240
                               2011                 156,463
                               2012                  16,508
                               2013                 107,773
                               2019               1,003,006

                                                $ 1,738,591



   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998



J.   ACCRUED COSTS OF DISCONTINUED RESTAURANT
             OPERATIONS

        In fiscal year 1988, management ceased restaurant
     operations.   The  estimated  obligation  under  the
     property lease, net of anticipated sublease rentals, is accrued.

        The accrual is included in the accompanying consolidated financial statements as follows:

                                            1999       1998
Current portion included in
accrued expenses                        $  13,813  $  13,562
Accrual included in long-term
liabilities                                55,864     70,666

                                        $  69,677  $  84,228



K.   OPERATING EXPENSES

     Operating  expenses in the accompanying consolidated
     statements  of  operations  are  composed   of   the
     following:

                                             1999          1998
Payroll and related costs            $   5,590,281   $ 5,725,843
Equipment rental costs                     370,736       476,677
Other                                    1,602,285     1,321,197

                                       $ 7,563,302   $ 7,523,717



   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998

L.   NOTES RECEIVABLE

       Notes receivable include the following:

                                                  1999           1998
Note receivable from BVI,
payable in monthly installments
of $12,300, including interest at 8.5%
through April 2001, collateralized by
the equipment and real estate being
leased by the Company                         $  312,828     $  382,072

Note receivable from sale of
St. Louis operations, with
$120,000 payment due in
January 1998, with 60 monthly
installments commencing February
1998, plus interest at 10%,
collateralized by the equipment
sold.  Note was discounted by
$28,070 in December 1998 in
consideration for repayment of
the remaining balance                           ____-____       822,598

                                                 312,828      1,204,670

  Less current portion                            21,016        295,570

                                               $_291,812    $   909,100


M.   SELF-INSURANCE LIABILITIES

     The  Company  is partially self-insured  for  health
     claims   for   its  employees  and  their   eligible
     dependents.  The Company is liable for claims up  to
     $25,000    per   participant,   per    plan    year.
     Accordingly,  the  Company  has  accrued   estimated
     claims of $59,656 and $23,318 as of June 3, 1999 and May 28, 1998, respectively.






   Ambassador Food Services Corporation and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        Years ended June 3, 1999 and May 28, 1998



N.   SUBSEQUENT EVENTS

     On  October 27, 1999, the Company borrowed  $500,000
     at  14.5%  from  an  individual,  collateralized  by
     certain    vending,   cafeteria,   and    commissary
     equipment. Monthly payments of interest only are due through November 2000, at which time payments are $50,000 plus interest through September 2001.

     On November 1, 1999, the Company borrowed $1,100,000
     at  12.5%  from an individual, collateralized  by  a
     building and certain vending equipment.  The debt is
     subordinate  to  the revolving credit  line  entered
     into  on December 29, 1999 as described below.   The
     note proceeds paid in full the $500,000 borrowed on October 27, 1999, and the $600,000 note payable outstanding at June 3, 1999.

     Monthly  payments of interest only are  due  through
     November  2000, at which time payments  are  $65,000
     plus interest through April 2002.  The note includes
     warrants  to purchase 25,000 shares of the Company's
     common  stock  at  $1.25  during  the  term  of  the
     agreement.  Additionally, 25,000 warrants for  $1.25
     will  be  issued  if the agreement  is  extended  15
     months.

     On  December  29, 1999, the Company entered  into  a
     revolving  credit line agreement that  provides  for
     borrowing up to $1,000,000 and is due December 2001.
     Borrowings  are limited to 80% of eligible  accounts
     receivable.  The agreement carries interest  at  the
     publicly announced prime rate plus 4.0%. The  amount
     is   collateralized   by  the   Company's   accounts
     receivable,   inventories   and   equipment.     The
     agreement, among other things, requires a minimum tangible net worth, as defined.










                        Part III


Item 9.     Directors  and  Executive  Officers  of   the
     Registrant;  Compliance with 16 (a) of the  Exchange
     Act.

     (a), (b) The Executive Officers and Directors of the
     Company are as follows:

                                                                    Director
Name                             Age    Principal Occupation        Since
Robert A. Laudicina (1)           59    President, Treasurer (2)    1986
Arthur D. Stevens   (1)           75    Chairman of the Board (3)   1963
George T. Terris                  76    Investor (4)                1966
Ann W. Stevens                    58    Real Estate Broker          1996
Douglas M. Schosser, CPA          29    Director, Key Asset Mgmt    1997



     (1)  Member of Executive Committee of Board of Directors


     (2) Mr. Laudicina was elected President in March 1998 and Treasurer in May 1998. He served as Executive Vice
          President beginning in February 1989 and Vice President prior to that time beginning in January 1982.

     (3) Mr. Stevens has been Chairman of the Board of Directors of Ambassador since February 15, 1963. He was also the first President and Treasurer of Ambassador beginning on April 19, 1963, relinquishing those positions in April 1978 and October 1969, respectively. He again assumed the position of President on January 1, 1987, upon the retirement of Mr. George Terris from that position, serving in that capacity through March 1998. He was Chief Executive Officer from April 11, 1963 through May 1998 and Treasurer from January 26, 1972 through May 1998.

     (4) Mr. Terris, until his retirement January 1, 1987, was President and Chief Operations Officer of Ambassador.


 (a)   Arthur  D. Stevens, Chairman, and Ann W.  Stevens,
       Director, are husband and wife. No other family relationship exists between any of the executive officers and directors listed above.

     Each  Officer  holds his office at the  pleasure  of the   Board  of
     Directors until the next annual meeting of the Directors and until his successor is duly elected and qualified.

 (a) The Executive Officers and Directors listed above were not involved in or part of any legal proceedings, as is described in Item 401(d).

Item 10.    Executive Compensation

      (a),   (b)   The   following   table   sets   forth
      information  as  to  the  remuneration  accrued  by
      Ambassador  Food  Services  Corporation   and   its
      subsidiary  during the fiscal year  ended  June  3,
      1999,   for   each  Director  and   Officer   whose
      aggregate   remuneration  for  the  year   exceeded
      $100,000.

Names    of    Individuals,                 Fiscal            Base
Number   of   Persons   in   Group           Year            Salary
and Capacities in which Served

Arthur D. Stevens,
Chairman of the Board, President,            1999         $   51,868
Chief Executive Officer and                  1998            147,877
Treasurer of Ambassador and                  1997            144,144
Officer and Director of its subsidiary

Robert A. Laudicina,                         1999         $  166,905
President, Executive Vice President and      1998         $  165,095
General Manager of New York Operations       1997         $  157,000

Executive Retirement Program

      An  executive retirement program was adopted during
      the  1990  fiscal year to provide a  target  annual
      retirement  benefit at age 65 or  upon  retirement,
      if  later, in an amount equal to approximately  40-
      45%  of  annual salary, payable for 10  years,  for
      certain    salaried   employees,   including    the
      following  officer:  Robert  A.  Laudicina.    This
      target  retirement benefit will be provided through
      the  combination of (1) discretionary  annual  cash
      retirement bonus payments in the amount of  $2,000,
      which  must be invested in an individual retirement
      account  or a universal life insurance policy,  and
      (2)  a nonqualified (for tax purposes) supplemental
      retirement   agreement  from  the   Company.    The
      nonqualified  retirement agreements  will  pay  the
      estimated portion of the target retirement  benefit
      which  cannot  be  funded by the executive  through
      the  annual  cash retirement bonus  payments.   The
      nonqualified  retirement  arrangements  will   also
      provide a pre-retirement death benefit in the event of the executive's death prior to age 65.

      These annual retirement benefits of the above-named Officer are estimated to be as follows:

Name of Executive    Age    Estimated Benefit  Supplemental         Target
                               From Cash        Retirement        Retirement
                              Retirement          Benefit           Benefit
                            Bonus Payments*
Robert A. Laudicina  59        $9,123            $46,227            $55,350


*based upon contributions of $2,000 per year until age 65 and interest at 8% per annum.

d)          Stock Options

     Robert  Laudicina,  President  and  Treasurer   hold
     options to purchase 3,125 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1998.

g)   Consulting Agreement

     During  fiscal  year  1999,  the  Company entered into a consulting
     agreement with Arthur   D. Stevens, Chairman and  former President. The
     agreement calls for weekly payments totaling $100,482 per year beginning in May 1999 through May 2009.

     Subsequent to June 3, 1999, Mr. Stevens agreed to defer payments on the consulting agreement for one year if equivalent payments were made on a certain note payable to him.

     At June 3, 1999 and May 28, 1998, amounts outstanding on the note were $168,558 and $250,000, respectively. Warrants for the purchase of 66,752 shares have been issued in accordance with the terms of the note
     and are outstanding  as of June  3,  1999.   The conversion terms may be
     adjusted upon certain events to prevent dilution of the stockholder conversion rights.

Item  11.     Security  Ownership of  Certain  Beneficial
              Owners and Management

     (a)     Security  Ownership  of  Certain  Beneficial
             Owners

     The  following table sets forth, as of June 3, 1999,
     the   information  with  respect  to  common   stock
     ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                            Amount               Percent of
                                          Beneficially          Outstanding
Name and Address of Beneficial Owner(s)      Owned                Shares

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                     181,444  (1)           24.5%

Thomas G. Berlin
800 Superior Avenue, Suite 2100
Cleveland, OH  44114                        124,218  (3)           16.8%

George T. Terris
104 S. Warbler
Sarasota, FL 34236                           64,000  (2)            8.7%

George F. Crawford
10110 Fontana Lane
Overland Park, KS  66207                     52,597                 7.1%



      (1)    Does  not  include  60,000  shares beneficially   owned  by  Mr.
             Stevens'   adult children,  in  which shares  he  disclaims  any
             beneficial interest. Additionally, does not include 200,000 shares, which may be issued in the event of conversion of certain debt under its conversion provisions, which are effective from April 30, 1998 to May 1, 2006.

      (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

      (3)    Includes  12,800 shares  owned  by  Mr. Berlin's wife.



  (b)  Security Ownership of Management


                                                     Shares of Stock
                                                    Beneficially Owned
                                                       June 3, 1999
                                                  Number         Percent
Name                                             of Shares       of Stock

Arthur D. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                           181,444 (1)      24.5%

George T. Terris
104 S. Warbler
Sarasota, FL  34236                                64,000 (2)       8.7%

Robert A. Laudicina
303 Cedar Court
Norwood, NJ  07648                                 29,390 (3)       4.0%

Ann W. Stevens
1901 W. 69th Street
Mission Hills, KS 66205                             1,000           0.1%

Douglas M. Schosser
1050 Allston Road
Cleveland Heights, OH  44121                        2,000           0.3%

All Directors and Officers
as a Group (6 persons)                            289,989  (4)     38.4%



       (1)      Does  not  include 60,000  shares beneficially   owned  by  Mr.
                Stevens'adult children, in which shares he disclaims any beneficial interest. Additionally, does not include 200,000 shares, which may be issued in the event of conversion of certain debt under its conversion provisions, which are effective from April 30, 1998 to May 1, 2006.

       (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

       (3)      Includes  3,125  shares,   which   Mr. Laudicina  could purchase
                for $1.37  per  share under   a   stock  option  exercisable
                anytime before June 1, 2003.

       (4) Includes 6,250 shares, which could be purchased by certain officers and directors under stock options.


  (c)       Changes in Control

     The Company knows of no contractual arrangements, which may, at a subsequent date, result in a change in control of the Company.

Item    12.      Certain   Relationships   and    Related
Transactions

 (a) Certain Business Relationships

     There  were  no  transactions  with  any  member  of
     management   during  fiscal  1999,  which   exceeded
     $60,000.

Item 13.    Exhibits and Reports on Form 8-K

 (a) Exhibit No.:

        3A Articles of Incorporation of the Registrant              (1)

        3B By-Laws of the Registrant                                (1)

         6 1984 Incentive Stock Option Plan Dated January 31, 1984  (2)

         10  Material  Contracts Agreement with
             Paul  F. Leathers                                      (1)

         22 Subsidiary of the Registrant                            (3)

          (1)    This exhibit was filed with Ambassador's
          10-K for the fiscal year ended May 28, 1981.  A
          copy   of  the  Certificate  of  Amendment   of
          Certificate   of  Incorporation  changing   the
          Company's name was filed as a supplement to said exhibit for the fiscal year ended June 1, 1989.

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

Name of Subsidiary             State of Incorporation        % of Voting
                                                           Securities Owned
Ambassador Fast Services, Inc.        New York                  100%
d/b/a Squire Maintenance Services

 Note: The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Robert A.
           Laudicina, President, Ambassador Food Services
           Corporation, 3269 Roanoke Road, Kansas City, Missouri 64111.



Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 AMBASSADOR FOOD SERVICES CORPORATION
                                (Registrant)


                           By                       Date
                              Arthur D. Stevens
                              Chairman of the Board




                           By                       Date
                              Robert Laudicina
                              Acting Secretary

Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                           Chairman of the Board             Date
Arthur D. Stevens          Title


                           President and Chief
                           Executive Officer/Director        Date
Robert A. Laudicina        Title


                           Director                          Date
Ann W. Stevens             Title


                           Director                           Date
George T. Terris           Title

                           Director                           Date
Douglas M. Schosser        Title

