Form 10QSB/A
period 2000-03-02
AMBASSADOR FOOD SERVICES CORP
filed 2000-08-28
CIK 8734

AMBASSADOR FOOD SERVICES CORPORATION
3269 Roanoke Road
Kansas City, Missouri 64111


August 28, 2000


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


INDEX




Part 1.    FINANCIAL INFORMATION

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets
      March 2, 2000 (Unaudited) and June 3, 1999             4

      Consolidated Statements of Income
      Nine Months ended March 2, 2000 (Unaudited)
      And February 25, 1999 (Unaudited)                      5

      Condensed Consolidated Statements of Cash Flows
      Nine months March 2, 1999 (Unaudited)                  5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                6-7

        Signatures                                           7




























AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                             3/2/00                6/3/99
Cash                              280,029               238,410
Accounts & Notes Receivable     1,125,136               958,549
Inventories                       544,476               583,978
Other current                     193,480                90,288
Total Current Assets            2,143,120             1,826,225

Property Plant and Equip - Net  1,646,254             1,824,128
Location Contracts                251,472               242,482
Other Long Term Assets            454,467               549,698
Total Assets                    4,495,314             4,442,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable          1,509,616             1,819,354
Accrued Expenses                  481,614               665,348
Current Maturities
Of Long term debt                 702,438               480,554
Line of Credit                    592,907               417,490
Total Current Liabilities       3,286,575             3,382,746

Long-Term Debt                  1,385,580             1,114,798
Other Long-Term Liabilities       169,895               347,933
Stockholders' Equity:
Common Stock                    1,009,230             1,009,230
Additional Paid-In Capital        718,291               718,291
Retained Earnings              (1,744,802)           (1,801,010)
                                  (17,281)              (73,489)

Less Treasury Stock              (329,455)             (329,455)
                                 (346,737)             (402,944)

Total Liabilities
& Stockholders' Equity          4,495,314             4,442,533


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

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                 39 Weeks Ended         39 Weeks Ended
                                    3/2/00                2/25/99

Total Revenue:                     $12,892,606           $13,174,003

Costs of Products Sold               5,928,312             5,591,388
Payroll Expense                      3,302,964             3,612,341
Operating                            1,583,096             1,632,995
Administrative                       1,531,218             1,900,813
Depreciation and Amortization          356,505               350,677
Interest                               218,808               224,030

Total Expenses                     $12,920,903           $13,312,244

Income from Cont. Ops. (BIT)           (28,297)             (138,241)

Provision for Income Taxes                  0                     0

Net (Loss) Earnings                   $(28,297)             (138,241)

Earnings per common share               $(0.04)               ($0.19)













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