Form 10KSB
period 2000-06-01
AMBASSADOR FOOD SERVICES CORP
filed 2001-07-20
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934   (FEE REQUIRED)

For the fiscal year ended June 1, 2000
                                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to ___________________

Commission file number             0-1744
                       -------------------------

Ambassador Food Services Corporation
----------------------------------------------------
(Name of small business issuer in its charter)

Delaware                                       44-0656199
-------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue; Long Island City, New York 11101
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:   718-361-2512
                             ------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock (Par Value $1)
                             ---------------------------
                                  (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES          NO   X
     -----       -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are $ 17,135,249.

At May 11, 2001, there were 735,356 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $ 367,800.

Exhibit Index is on page 37.

Transitional Small Business Disclosure Format:  YES          NO   X
                                                    -----       -----


                                     PART I



Item 1.   Description of Business

  (a)     Business Development

          The Registrant (hereinafter "Company" or "Ambassador") is a Delaware corporation incorporated in 1963. It is engaged, through divisions and a subsidiary, in the food service and janitorial industries in New York and New Jersey.

          During fiscal year 2000, the principal business activity of the Company was the servicing of its customer accounts, primarily factories, offices, schools, and social service agencies, through the use of vending machines, cafeterias, and prepared meals delivered from Company commissaries. Subsequent to June 1, 2000, the Company sold all operating assets of its Kansas City, Missouri location and the Company sold all operating assets of its Des Moines, Iowa and Lawton, Oklahoma locations. As a result, the Company operates in the food service and janitorial industries in New York and New Jersey only. The principal business activity of the Company is the servicing of its customer accounts that are primarily social service agencies. Through the use of cafeterias and prepared meals delivered from Company commissaries. The Company no longer services its customer accounts through the use of vending machines.

          In March 2001, the Company sold its corporate headquarters building in Kansas City and moved its principal executive offices to its New York location at 5-30 54th Avenue, Long Island City, New York 11101.

          On August 1, 1989, the name of the Company was changed from Automatique, Incorporated to Ambassador Food Services Corporation.

  (b)     Business of Issuer

          (1) Description of Business Done by the Registrant in its Food Segment

          (i and ii)The vending and cafeteria segment of the Company's business consists of contracting to distribute beverages and food products to customer locations consisting of factories, offices, and schools. The Company conducts surveys of potential customer locations, determines profitability of the location, and submits a proposal offering to provide the vending and/or cafeteria service for the customer location. As of January 12, 2001, the Company no longer services its customer accounts through the use of vending machines. Business with local government social service agencies and not-for-profit agencies is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

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

          (v) Raw materials, consisting of packaged products and commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources; these include Ancona Midwest Food Services, Inc., Pepsi-Cola General Bottlers, and Jones Distributing.

          (vi) During the year ended June 1, 2000, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

                    Because the Company's customers are primarily the employees and students of the various schools, colleges, factories, and offices at which it has its vending and cafeteria services, the Company normally experiences a seasonal decline in sales during the summer months and around holidays, during which times many of these customers vacation and many locations close completely.

          (vii) The distinctive logo associated with the Company has been registered under the laws of the United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to the following labor agreements:


                 Bargaining Unit            Market            Expiration Date
                 Teamsters Local #838       Kansas City           1/1/03
                 Teamsters Local #90        Des Moines            4/30/02
                 United Service Employees
                 Union #377                 New York             12/31/03

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



  (b) (2)           Description of Business Done by the Registrant in its
                    Janitorial Segment

          (i and ii)The janitorial and maintenance service division of the Company's business consists primarily of contracting various types of routine cleaning services for customers on a weekly, monthly, or as-needed basis. Customers currently include grocery stores and public housing complexes in New York and New Jersey.

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

          (vi) During fiscal 2000, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

                    This segment is not subject to material fluctuations in sales volume resulting from seasonality.

                    Sales in this segment are on open accounts receivable. Inventory levels are not significant.

          (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003.

          (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

          (ix)      The  Company  does not  believe  that  existing  or probable
                    government   regulations  have  a  material  effect  on  its
                    operations.

  (b)     (1 and 2)

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

          (xii) As of June 1, 2000, the Company and its subsidiary employed approximately 195 persons.

Item 2.  Description of Properties

         The Company leased all real estate for office, warehouse, garage, repair shops, and commissaries in each of its market areas throughout fiscal 2000, except for the property located at 3269 Roanoke Road, which was purchased in July 1990. Annual rentals were approximately $295,300 less $31,800 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                          Type of          Size       Expiration
Location                                  Property        (Sq. Ft.)      Date
3269 Roanoke Rd., Kansas City, MO         Office/Whse      13,600       Owned*

208 E. Aurora, Des Moines, IA             Office/Whse       9,200       Mo/Mo*

5-30 54th Ave., Long Island City, NY      Office/Whse       8,000       Mo/Mo
41-43 24th St., Long Island City, NY      Office/Whse       2,500       3/01
9100 Santa Fe Dr., Overland Park, KS      Restaurant-       1,800       2/04
                                          Discontinued
162 Closter Dock Rd., Closter, NJ         Office/Whse       1,200       Mo/Mo
36 Clark St., Des Moines, IA              Office/Whse      10,600       3/01*
      *Operations at this location sold subsequent to June 1, 2000.

         The major portion of the physical properties used by the Company is made up of automatic vending equipment and food service and production equipment. Most of the equipment used is owned by the Company. In several instances, cafeteria and vending equipment are owned by the account to which food services are rendered by the Company. The Company operates approximately 66 vehicles in the conduct of its business, approximately 10% of which are leased and the balance owned. The annual rentals on all such leased real estate properties, equipment, and vehicles approximate $510,000.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

  (a)    Price Range of Common Stock

         The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF). The bid quotations for the Company's common stock for each quarter during fiscal years ended June 1, 2000 and June 3, 1999 are shown below:

                                     2000                     1999
                                 Bid Quotation            Bid Quotation
                                High        Low        High         Low
            First Quarter       $.875    $.3125        $1.25       $.625
            Second Quarter     $.3125      $.25     $1.03125       $.875
            Third Quarter      $.3125      $.28       $1.125       $.875
            Fourth Quarter      $.375      $.26     $1.15625       $.875


         The quotations above reflect interdealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

  (b)    Number of Equity Security Holders

         As of May 11, 2001 there were 680 record holders of the Company's common stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Continuing Operations


         2000 Results

               Sales for fiscal 2000 were $891,168 or 4.9% less than year ended June 3, 1999.

          The decline was due primarily to the loss of vending and cafeteria contracts to competitors in Kansas City and the loss of janitorial contracts in the New York area. Gross margins deteriorated over 2.3% in fiscal 2000 compared to fiscal 1999. Intense competition and an unfavorable change in sales product mix adversely affected gross margins. The decline in gross margins was the primary reason for the loss incurred in fiscal 2000. Management continues to pursue increased pricing and lower cost of product.

          Operating costs for fiscal 2000 were 37.4% of sales for Fiscal 2000 compared to 42.0% of sales in Fiscal 1999. The bulk of the reduction was in labor. Selling and administrative costs were approximately $300,000 or 12% less than the prior year. The prior year contained approximately $230,000 of non-recurring charges.

          The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 1, 2000. The carrying value of certain assets of the Kansas City branch that were sold subsequent to June 1, 2000 were deemed to be excessive and the value was written down $110,460. .

         1999 Results

               Sales for fiscal 1999 were $1,178,661 or 6.1% less than year ended May 28, 1998. The decline was due primarily to the loss of vending and cafeteria contracts to competitors in Kansas City. Fiscal 1998 included sales of $285,000 for an operation in Tyler, Texas which was closed. Gross margins deteriorated over 2.0% in fiscal 1999 compared to fiscal 1998. Intense competition and sales product mix adversely affected gross margins. The decline in gross margins was the primary reason for the substantial loss incurred in fiscal 1999. Management continues to pursue increased pricing and lower cost of product.

          Operating costs for fiscal 1999 were basically the same as fiscal 1998 in dollars spent but were 2.8% higher as a percent of sales because of the sales decline.

          Administrative costs increased due primarily to the write-off of non-trade receivables in excess of $100,000. A sales tax and a union pension liability from prior years of $130,000 was recorded in fiscal 1999.

          Management had taken steps to reduce operating and administrative costs through staff reductions and control of expenditures in all areas.



          Liquidity and Capital Resources

          The Company's working capital deficit declined by $408,000 from a deficit of $1,557,000 at June 3, 1999 to a deficit of $1,149,000 at June 1, 2000. Long term liabilities increased $127,000 during Fiscal 2000. On August 19, 2000, the Company sold all operating assets of the Kansas City, Missouri location for $310,000. The proceeds of which were used to pay trade creditors. On January 12, 2001, the Company sold all operating assets of the Des Moines, Iowa and Lawton, Oklahoma locations for $3,200,000. Provisions of the sale agreement consists of a 15% holdback for the retention of purchased customer accounts. The holdback amount of $480,000 will be paid less a reduction in sales caused by the loss of purchased customer accounts. An additional holdback provided for $100,000 for each of three years a specific major account is retained. The proceeds of the sale were used to retire debt and pay trade creditors.

          The Company sold its corporate headquarters building in Kansas City, Missouri in March 2001 for $280,000. The proceeds of the sale was used to pay trade creditors.

          Additionally, the Company refinanced the $1,400,000 note payable resulting in a reduction of the interest rate from 12% to 10% and a forgiveness of principal in the amount of $350,000. A payment of principal in the amount of $250,000 was made in January 2001 reducing the note payable to $800,000.

          The above events have substantially improved the financial strength of the Company. Cash flow from the remaining locations, New York and New Jersey, will, in the opinion of management, be adequate.

Item 7.   Consolidated Financial Statements

         Index to Consolidated Financial Statements

                                                                       Page

Report of Independent Certified Public Accountants                           10

Consolidated Balance Sheets as of June 1, 2000 and June 3, 1999           11-12

Consolidated Statements of Operations for the Years Ended June 1, 2000
         and June 3, 1999                                                    13

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
         the Years ended June 1, 2000 and June 3, 1000                       14

Consolidated Statements of Cash Flows for the Years Ended June 1, 2000
         and June 3, 1999                                                 15-16

Notes to Consolidated Financial Statements                                17-32

     REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Ambassador Food Services Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of June 1, 2000 and June 3, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of June 1, 2000 and June 3, 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $179,859 during the year ended June 1, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $1,148,951 and its total liabilities exceeded its total assets by $582,859. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Kansas City, Missouri
August 21, 2000, (except for Note P, as to which the date is January 15, 2001)

              Ambassador Food Services Corporation and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                         June 1, 2000 and June 3, 1999


                                                                         2000             1999
                                                                      ----------       ----------
     ASSETS
CURRENT ASSETS
    Cash (including change funds of $169,478 in 2000
      and $186,405 in 1999) (note A10)                                $ 232,775        $ 238,410
    Trade accounts receivable, net of allowance for
      doubtful accounts of $32,500 in 2000 and
      $16,483 in 1999 (notes A11, D, and E)                           1,199,560          937,533
    Inventories (notes A4 and P)                                        537,655          580,563
    Prepaid expenses                                                    109,494           48,703
    Current portion of note receivable (note L)                          28,473           21,016
                                                                ----------------  ---------------
         Total current assets                                         2,107,957        1,826,225

PROPERTY AND EQUIPMENT (notes A5 and E)
    Vending equipment                                                 4,920,500        4,903,244
    Cafeteria and commissary equipment                                1,116,833        1,063,661
    Building and leasehold improvements                                 761,037          736,537
    Other                                                             1,008,990          909,569
                                                                ----------------  ---------------
                                                                      7,807,360        7,613,011
    Less accumulated depreciation and amortization                    6,196,111        5,761,792
                                                                ----------------  ---------------
         Net property and equipment                                   1,611,249        1,851,219

OTHER ASSETS
    Location contracts, net of accumulated amortization of
     $166,963 in 2000 and $152,001 in 1999 (notes A6, E, and P)         147,477          242,482
    Note receivable, less current portion (note L)                      263,339          291,812
    Unrecognized prior service costs (notes A7 and H)                         -          108,394
    Excess of purchase price over net assets acquired, net
      of accumulated amortization of $23,722 in 2000 and
      $22,704 in 1999 (notes A6 and P)                                    2,430           20,976
    Deferred expenses                                                    45,829           48,616
    Miscellaneous                                                        94,245           52,809
                                                                ----------------  ---------------
         Total other assets                                             553,320          765,089
                                                                ----------------  ---------------
                                                                    $ 4,272,526      $ 4,442,533
                                                                ================  ===============


                                                                    2000              1999
                                                               ---------------   ---------------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Trade accounts payable                                         $1,549,304        $1,819,354
    Accrued expenses (note C)                                         439,342           665,348
    Current maturities of long-term debt (note E)                     497,293           480,554
    Line-of-credit agreement (note D)                                 770,969           417,490
                                                               ---------------   ---------------
         Total current liabilities                                  3,256,908         3,382,746


LONG-TERM LIABILITIES
    Projected benefit obligation (note H)                              89,641           292,069
    Subordinated note payable to stockholder (note F)                  47,395           168,558
    Long-term debt, less current maturities (note E)                1,420,856           946,240
    Accrued costs of discontinued restaurant operations (note J)       40,585            55,864
                                                               ---------------   ---------------
         Total long-term liabilities                                1,598,477         1,462,731


COMMITMENTS AND CONTINGENCIES
   (notes F, G, H, J, and M)                                                -                 -


STOCKHOLDERS' EQUITY (DEFICIT) (note F)
    Common stock, par value $1.00 per share; authorized,
    2,000,000 shares; issued, 1,009,230 shares                      1,009,230         1,009,230
    Additional paid-in capital                                        718,291           718,291
    Accumulated deficit                                            (1,980,869)       (1,801,010)
                                                               ---------------   ---------------
                                                                     (253,348)          (73,489)

    Less treasury stock - 273,774 shares in 2000
      and 273,674 shares in 1999                                      329,511           329,455
                                                               ---------------   ---------------
         Total stockholders' deficit                                 (582,859)         (402,944)
                                                               ---------------   ---------------
                                                                   $4,272,526        $4,442,533
                                                               ===============   ===============

        The accompanying notes are an integral part of these statements.

               Ambassador Food Services Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years ended June 1, 2000 and June 3, 1999


                                                   2000              1999
                                              ---------------   ---------------

Net sales
    Food                                         $15,822,981       $16,326,818
    Janitorial                                     1,312,268         1,699,599
                                              ---------------   ---------------
                                                  17,135,249        18,026,417
Costs and expenses (note A8)
    Cost of food products sold                     7,832,824         7,828,748
    Operating (note K)                             6,402,466         7,563,302
    Selling and administrative                     2,282,089         2,597,004
    Depreciation and amortization                    493,332           530,553
    Interest                                         304,397           314,492
                                              ---------------   ---------------
         Total costs and expenses                 17,315,108        18,834,099
                                              ---------------   ---------------

NET LOSS                                          $ (179,859)       $ (807,682)
                                              ===============   ===============

Net loss per common share                            $ (0.24)          $ (1.10)
                                              ===============   ===============

Weighted average of common shares
 outstanding (note A9)                               735,536           737,496
                                              ===============   ===============


        The accompanying notes are an integral part of these statements.

              Ambassador Food Services Corporation and Subsidiary

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   Years ended June 1, 2000 and June 3, 1999




                                                                                                                        Total
                                                                                        Additional                   stockholders'
                                                                                         paid-in       Accumulated      equity
                                     Common stock                                        capital        deficit        (deficit)
                              ------------------------------------------------------   -----------   -------------  -------------
                                        Issued                     Treasury
                              ------------------------------------------------------
                                 Shares        Amount        Shares        Amount
                              ------------  ------------   -----------   -----------
Balance at May 29, 1998         1,009,230    $1,009,230       267,074     $(321,436)     $718,291       $(993,328)    $ 412,757
   Net loss                             -             -             -             -             -        (807,682)     (807,682)
   Purchase of treasury stock           -             -         6,600        (8,019)            -               -        (8,019)
Balance at June 3, 1999         1,009,230     1,009,230       273,674      (329,455)      718,291      (1,801,010)     (402,944)
   Net loss                             -             -             -             -             -        (179,859)     (179,859)
   Purchase of treasury stock           -             -           100           (56)            -               -           (56)
Balance at June 1, 2000         1,009,230    $1,009,230       273,774     $(329,511)     $718,291     $(1,980,869)   $ (582,859)
                              ============  ============   ===========   ===========   ===========   =============  ============



         The accompanying notes are an integral part of this statement.

               Ambassador Food Services Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years ended June 1, 2000 and June 3, 1999


                                                        2000           1999
                                                     ------------  -------------

Cash Flows From Operating Activities
    Net loss                                          $ (179,859)    $ (807,682)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                      493,332        530,553
      Loss on impairment of long-lived assets (note O)   110,460              -
      (Gain) loss on sale of property and equipment      (10,314)         1,230
      Provision for bad debt                             (16,017)       (71,337)
      Forgiveness of note receivable (note N)             20,842              -
      Discount of note receivable                              -         28,070
      Gain on pension settlement (note H)                (46,777)             -
      Changes in operating assets and liabilities:
        Trade accounts receivable                       (246,010)       327,423
        Income taxes receivable                                -          3,277
        Other assets                                     (77,842)        28,864
        Inventories                                       30,019        (54,979)
        Prepaid expenses                                 (60,791)        44,673
        Trade accounts payable and
          accrued expenses                              (558,592)      (190,715)
                                                     ------------  -------------
          Net cash used in operating activities         (541,549)      (160,623)

              Ambassador Food Services Corporation and Subsidiary

                   Years ended June 1, 2000 and June 3, 1999


                                                        2000           1999
                                                     ------------  -------------

Cash Flows From Investing Activities
    Purchase of property and equipment                  (219,031)      (493,569)
    Proceeds from sale of property and equipment          10,314          2,300
    Collections of notes receivable                       21,016        863,772
        Net cash provided by (used in) investing     ------------  -------------
        activities                                      (187,701)       372,503

Cash Flows From Financing Activities
    Proceeds from issuance of long-term debt           1,086,150        601,660
    Principal payments on long-term debt                (715,958)      (518,015)
    Purchase of treasury stock                               (56)        (8,019)
    Other financing activities                                 -        (16,366)
    Net proceeds (payments) under line-of-credit         353,479       (304,439)
     agree,emt                                       ------------  -------------
          Net cash provided by (used in) financing
          activities                                     723,615       (245,179)
                                                     ------------  -------------
Net Decrease in Cash                                      (5,635)       (33,299)
Cash, Beginning of Year                                  238,410        271,709
                                                     ------------  -------------
Cash, End of Year                                      $ 232,775      $ 238,410
                                                     ============  =============


Supplementary Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Income taxes                                     $    -         $    -
      Interest                                           305,215        314,492


        The accompanying notes are an integral part of these statements.

              Ambassador Food Services Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended June 1, 2000 and June 3, 1999



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         1.    Principles of Consolidation

               The consolidated financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. (hereinafter collectively known as the Company). All material intercompany balances and transactions have been eliminated.

         2.    Nature of Business

               The Company and its subsidiary are engaged in two segments: food service (vending, cafeteria and catering) and janitorial service. Janitorial service sales represent less than 10% of total net sales. The Company's customers are located principally in the Midwest and Northeast.

         3.    Reporting Periods

               The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Fiscal years 2000 and 1999 contained 52 weeks.

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

                    Years ended June 1, 2000 and June 3, 1999



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         6. Location Contracts and Excess of Purchase Price Over Net Assets Acquired

               Location contracts and excess of purchase price over net assets acquired arise from the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition. These relationships were generally cancelable by either party with limited notice. Such amounts are amortized on the straight-line method over 5 to 40 years.

               The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis and subsequent sale of all the assets of the Kansas City location, the Company believes that no other material impairment of intangible assets exists at June 1, 2000. (See Note P.)

         7.    Unrecognized Prior Service Costs

               Unrecognized prior service costs, related to the defined benefit pension plan discussed in Note H, are being amortized on the straight-line method over the average remaining service period of the participants included in the plan. During the year ended June 1, 2000, a portion of the plan was settled, and all prior service costs were recognized.

         8.    Costs and Expenses

               Preopening costs associated with new vending and cafeteria accounts are charged to expense as incurred.

         9.    Loss Per Common Share

               Loss per share has been computed using the weighted average of common shares outstanding during the period. Certain convertible debt and options were outstanding during the reporting periods but were not considered in the net loss per share calculation, as the effect is antidilutive.

         10.   Statements of Cash Flows

               For purposes of reporting cash flows, cash includes cash on hand, in banks, and in change funds.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         11.   Concentration of Credit Risk

               Of the Company's accounts receivable, substantially all are with customers located in the northeastern United States. The Company grants credit to customers such as businesses, schools, and governmental agencies. Collateral is not required.

         12.    Use of Estimates

               In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         13.   Financial Instruments

               Short-term financial instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued liabilities, approximates their carrying amounts in the financial statements because of the short maturity of such instruments.

               Notes payable and long-term debt - The fair value of the line of credit approximates its carrying amount because the currently effective rates reflect market rates. The fair value of fixed rate notes payable approximates its carrying amount based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

         14.   Reclassifications

               Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

B.   REALIZATION OF ASSETS

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


B.   REALIZATION OF ASSETS - Continued

     Recoverability of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements, obtain additional financing, and succeed in its future operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

     Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence:

     -    Several  administrative  and regional  positions were eliminated.
     -    Steps to improve  margins  and reduce  costs were taken.
     - Increasing the growth and profit of current operations through internal sales efforts is the Company's focus.
     - The Company sold the operating assets at certain locations and refinanced certain debt agreements in fiscal year 2001, which may improve the profitability of the Company. (See Note P.)


C.   CURRENT LIABILITIES

     Accrued expenses consisted of the following:

                                                       2000           1999
                                                  ------------   ------------
Legal fees                                            $ 4,925       $ 32,302
Vacation pay                                           63,328         64,628
Taxes                                                  47,880         57,814
Salaries and commissions                              149,616        120,338
Current portion of projected benefit obligation
  (Note H)                                             43,850         26,822
Accrued costs of discontinued restaurant operations
  (Note J)                                             11,752         13,813
Accrued sales tax costs                                29,612        204,296
Medical insurance (Note M)                             73,472         59,656
Additional multiemployer pension liability                  -         81,816
Other                                                  14,907          3,863
                                                  ------------   ------------
                                                    $ 439,342      $ 665,348
                                                  ============   ============

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


D.   LINE-OF-CREDIT AGREEMENT

     At June 3, 1999, the Company had a line-of-credit agreement with a financing company, which was due on demand. The agreement carried interest at prime (8% at June 3, 1999) plus 3.5%. The amount drawn could not exceed 80% of eligible accounts receivable ($707,550 at June 3, 1999). Borrowings were also limited to a maximum of $750,000. The amount was collateralized by the Company's accounts receivable.

     In December 1999, the Company entered a new line-of-credit agreement which provides for a maximum borrowing of $1,000,000. Borrowings are limited to 80% of eligible accounts receivable. Interest is payable monthly at prime (9.5% at June 1, 2000) plus 4%. The amount is collateralized by all the Company's assets except real estate and equipment.

     The agreement contains certain restrictive covenants, certain of which the Company was in violation. The Company received a waiver of these violations from the lender.


E.   LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                              2000        1999
                                                            ---------  ---------
Notes payable - equipment, payable in monthly installments
    of approximately $25,500, including interest at rates
    ranging from 9% to 19.3%, due through October 2002,
    collateralized by equipment                           $ 411,230    $ 422,216

Note payable to Bassman Vending, Inc. (BVI) payable in
    monthly installments of $5,150, including interest
    at 8.5%, due through March 2001, collateralized by
    certain location contracts and equipment                 49,525      104,578

Notepayable to officer, payable in quarterly interest
    installments of $7,875, including interest at 10.5%,
    due February 2002, repaid during the year ended
    June 1, 2000                                                 -       300,000

Note payable to vendors, payable in monthly installments of
    $1,429, including interest at 10%, due through
    December 2000                                            11,479         -

              Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999

E.       LONG-TERM DEBT - Continued

                                                          2000           1999
                                                       ------------  -----------
Note payable to stockholders at 10%, payable in
    monthly installments of  $5,681, due through
    December 2000                                           45,915         -

Note payable to individual at 12%, payable in monthly
    installments of interest only through October 2000,
    at which time payments are $25,000 through October
    2001, at which time payments are $30,000 through
    October 2002, at which time payments are $34,539
    until fully paid, collateralized by subordinated
    interest in accounts receivable and a building.
    The note includes warrants to purchase 25,000
    shares of the Company's common stock at $1.25 per
    share during the term of the agreement. Additionally,
    by mutual consent, this agreement can be extended
    15 months anytime before its maturity in November
    2005 at a cost of 25,000 warrants with an excise
    price of $1.25 per share. (See Note P.)              1,400,000     600,000
                                                       ------------  -----------
                                                         1,918,149   1,426,794
    Less current maturities                                497,293     480,554
                                                       ------------  -----------
                                                        $1,420,856   $ 946,240
                                                       ============  ===========


     Aggregate annual principal payments applicable to long-term debt due subsequent to June 1, 2000 are as follows:


                      Fiscal year
                        ending           Amount
                    --------------   -------------
                        2001          $   497,293
                        2002              267,378
                        2003              262,108
                        2004              324,992
                        2005              366,209

                      Thereafter          200,169
                                      -----------
                                      $ 1,918,149
                                      ===========

            Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


F.   SUBORDINATED NOTE PAYABLE AND CONSULTING AGREEMENT

     The Company has borrowed $250,000 from a stockholder. The note calls for interest at 10%, payable quarterly with quarterly principal payments of $12,500 beginning June 30, 2001, with a final payment due June 30, 2006. The note is subordinate to all other indebtedness of the Company.

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

     The stockholder agreed to delay the commencement of the consulting agreement until January 2001 if certain payments were made on the note payable. At June 1, 2000 and June 3, 1999, amounts outstanding on the note were $47,395 and $168,558, respectively. Warrants for the purchase of 162,084 shares have been issued in accordance with the terms of the note and were outstanding as of June 1, 2000. The conversion terms may be adjusted upon certain events to prevent dilution of stockholder-conversion rights.

G.   LEASES

     Future minimum lease payments under all noncancelable operating leases as of June 1, 2000 are as follows:


          Fiscal year       Real
             ending        estate       Equipment        Total
          -------------  ------------  -------------  ------------
              2001         $ 176,621      $ 207,724     $ 384,345
              2002            44,790        207,724       252,514
              2003             2,894        204,720       207,614
              2004             -            121,296       121,296
              2005             -                812           812
                         ------------  -------------  ------------
                           $ 224,305      $ 742,276     $ 966,581
                         ============  =============  ============

         Rental expense charged to operations was $493,715 in 2000 and $634,735 in 1999.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


H.   EMPLOYEE BENEFIT PLANS

     The Company has a nonqualified defined-benefit pension plan covering two former officers and two key employees of the Company. Under the terms of the plan, each individual will receive, for ten years after retirement, a fixed monthly payment that was set at the inception of the plan. The benefit does not vest until the employee reaches age 65. If the individual dies, either during employment or after retirement, the beneficiary is entitled to receive benefits as specified in the agreement. The plan is unfunded.

     On January 1, 2000, the Company implemented a settlement of the plan for the two key employees covered under the plan. The two key employees relieved the Company of any obligation for past and future pension benefits. The following table sets forth the computation of settlement gain:

          Projected benefit obligations for the two key
            employees, beginning of year                         $142,484
          Service cost, June 4, 1999 through January 1, 2000        6,073
          Interest cost, June 4, 1999 through January 1, 2000       6,614
                                                                 ---------
          Projected benefit obligation at settlement date         155,171
          Unrecognized prior service asset at settlement date    (108,394)
                                                                 ---------
            Gain on pension settlement                            $46,777
                                                                 =========


     The following table sets forth the change in benefit obligation in the Company's consolidated financial statements for 2000 and 1999:

                                                          2000           1999
                                                        ---------      ---------
       Projected benefit obligation, beginning of year  $ 318,891     $ 337,445
       Service cost                                         6,073         6,682
       Interest cost                                       18,174        29,810
       Benefits paid                                      (54,476)      (55,046)
       Settlement of projected benefit obligation        (155,171)           -
                                                        ---------      ---------
       Projected benefit obligation, end of year        $ 133,491     $ 318,891
                                                        =========      =========

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999



H.   EMPLOYEE BENEFIT PLANS - Continued

     Net accrued pension cost is included in the accompanying consolidated financial statements as follows:

                                                   2000           1999
                                               ------------  -------------
     Current portion included in accrued
       expenses                                 $  43,850      $  26,822
     Long-term portion of obligation               89,641        292,069
                                               ------------  -------------
                                                $ 133,491      $ 318,891
                                               ============  =============


     The weighted-average discount rate used was 8.0% in determining the actuarial present value of the projected benefit obligation in 2000 and 1999.

     Net pension cost for 2000 and 1999 consisted of the following components:



                                                   2000           1999
                                               ------------  -------------
     Service cost - benefits earned
      during the period                         $   6,073      $   6,682
     Interest cost on projected benefit
      obligation                                   18,174         29,810
     Amortization of prior service cost              -            37,872
                                              ------------  -------------
     Net periodic pension cost                   $ 24,247       $ 74,364
                                              ============  =============


     The Company contributed approximately $51,600 and $40,000 in fiscal years 2000 and 1999, respectively, to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.

     The Multiemployer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial withdrawal liability. Management has no intention of undertaking any action that could subject the Company to this obligation; however, certain of the transactions discussed in Note P may create such an obligation.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


H.   EMPLOYEE BENEFIT PLANS - Continued

     The Company had a defined contribution plan that covered all permanent nonunion employees. Under the terms of the plan, employees could contribute up to a maximum of 15% of their gross annual salary. The Company made no contributions to this plan during fiscal year 1999. The Plan was terminated as of September 30, 1998.


I.   INCOME TAXES

     Deferred income taxes consisted of the following amounts of deferred tax assets and liabilities:

                                                   2000           1999
                                               ------------  -------------
          Deferred tax liability               $ 192,896      $ 239,360
          Deferred tax asset                    (957,841)      (959,037)
              Less:  valuation allowance         764,945        719,677
                                              ------------  -------------
          Deferred tax liability               $    -         $    -
                                              ============  =============



     The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows at June 1, 2000 and June 3, 1999:

                                                   2000           1999
                                               ------------  -------------
          Amortization of location contracts     $ 6,432        $ 5,360
          Accelerated depreciation               186,464        234,000
                                               ------------  -------------
Deferred tax liability                         $ 192,896      $ 239,360
                                               ============  =============

Accrued costs                                  $ (20,935)     $ (27,870)
Pension costs                                    (53,396)       (84,200)
Vacation accrual                                 (25,331)       (25,851)
Allowance for bad debts                          (13,000)        (6,593)
Other                                            (32,314)       (16,424)
Net operating loss carryforward                 (631,055)      (591,121)
AMT credit carryforward                         (106,504)      (106,504)
Investment tax credit carryforward               (75,306)      (100,474)
                                               ------------  -------------
Deferred tax asset                             $(957,841)    $ (959,037)
                                               ============  =============

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


I.   INCOME TAXES - Continued

     The valuation allowance was established to reduce the deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize tax credit and net operating loss carryforwards before they expire. The valuation allowance was increased by $45,268 and $230,456 in fiscal years 2000 and 1999, respectively.

               The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows: [OBJECT OMITTED] The Company had available for income tax purposes the following investment credit carryforwards at June 1, 2000:

                                                         2000           1999
                                                     ------------  -------------
       Federal income tax benefit computed at
         statutory rate                              $ (61,152)    $ (274,600)
       State income tax benefit                        (10,792)       (48,000)
       Tax effect of nondeductible expenses              8,857         20,000
       Increase in valuation allowance                  45,268        230,456
       Expiration of investment tax credit carryforward 25,168         59,630
       Other, net                                       (7,349)        12,514
                                                     ------------  -------------
                                                     $    -         $    -
                                                     ============  =============

     The Company had available for income tax purposes the following investment credit carryforwards at June 1, 2000:


               Year of expiration     Amount
               -------------------  ------------
                      2001             $ 49,551
                      2002               25,755
                                    ------------
                                       $ 75,306
                                    ============

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


I.   INCOME TAXES - Continued

     In addition, the Company had the following net operating loss carryforwards available at June 1, 2000:

                    Year of expiration     Amount
                    -------------------  ------------
                           2008          $  252,779
                           2009             138,822
                           2010              63,240
                           2011             156,463
                           2012              16,508
                           2013             107,773
                           2019             742,217
                           2020              99,835
                                         ------------
                                         $1,577,637
                                         ============



J.   ACCRUED COSTS OF DISCONTINUED RESTAURANT OPERATIONS

     In fiscal year 1988, management ceased restaurant operations. The estimated obligation under the property lease, net of anticipated sublease rentals, is accrued.

     The  accrual  is  included  in  the  accompanying   consolidated  financial
     statements as follows:

                                                         2000           1999
                                                     ------------  -------------
          Current portion included in accrued
            expenses                                   $ 11,752       $ 13,813
          Accrual included in long-term
            liabilities                                  40,585         55,864
                                                     ------------  -------------
                                                       $ 52,337       $ 69,677
                                                     ============  =============

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


K.   OPERATING EXPENSES

     Operating   expenses  in  the  accompanying   consolidated   statements  of
     operations consisted of the following:

                                              2000           1999
                                           ------------  -------------
          Payroll and related costs        $ 4,964,013    $ 5,793,600
          Equipment rental costs               260,396        370,736
          Other                              1,178,057      1,398,966
                                           ------------  -------------
                                           $ 6,402,466    $ 7,563,302
                                           ============  =============



L.   NOTE RECEIVABLE

     Note receivable consisted of the following:

                                                   2000           1999
                                                ------------  -------------
       Note receivable from BVI, due in
         monthly installments of $12,300,
         including interest at 8.5% through
         April 2001, collateralized by
         equipment and real estate being
         leased by the Company                  $ 291,812      $ 312,828
       Less current portion                        28,473         21,016
                                               ------------  -------------
                                                $ 263,339      $ 291,812
                                               ============  =============


M.   SELF-INSURANCE LIABILITIES

     The Company is partially self-insured for health claims for its employees and their eligible dependents. The Company is liable for claims up to $25,000 per participant per plan year. Accordingly, the Company has accrued estimated claims of $73,472 and $59,656 as of June 1, 2000 and June 3, 1999, respectively.


N.   RELATED PARTY DISCLOSURES

     During 2000, the Company forgave a note receivable in the amount of $20,842 due from the Company's President.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


O.   COMMON STOCK OPTIONS - Continued

     On June 1, 1998, the Company granted 100,000 options to certain of the Company's officers, directors, and key employees. The options vest quarterly, starting September 1, 1998 through June 1, 1999. The option price is $1.37 and all the options will expire May 31, 2003.

     The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recorded for the years ended June 1, 2000 and June 3, 1999.


                                                                Weighted-
                                                                average
                                   Number of shares             exercise
                               --------------------------        price
                               Outstanding   Exercisable       per share
                               -----------  -------------    -------------
Outstanding, May 29, 1998           -               -         $    -
Granted                            50,000         50,000           1.37
                               -----------  -------------    -------------
Outstanding, June 3, 1999          50,000         50,000           1.37
Granted                            50,000         50,000           1.37
                               -----------  -------------    -------------
Outstanding, June 1, 2000         100,000        100,000           1.37
                               ============  =============  =============

     Had compensation cost for the plan been determined based on the fair value of the options at the grant date, the Company's net loss would have increased by $31,250 in 2000 and $31,250 in 1999, resulting in a net loss for the years ended June 1, 2000 and June 3, 1999 in the amounts of $211,109 and $838,932, respectively. Net loss per share would have been $0.29 and $1.14 for the years ended June 1, 2000 and June 3, 1999, respectively.

     The following table summarizes information about options outstanding at June 1, 2000 under the Stock Option Plan:



         Options outstanding                             Options exercisable
     ------------------------------------------------  -------------------------
                              Weighted-
                               average     Weighted-                 Weighted-
      Range of                remaining    average                    average
      exercise     Number     contractual  exercise      Number      exercisable
       prices     outstanding   life        price       exercisable    price
     ---------  -------------  ----------  ----------  -------------  ----------
       $ 1.37     100,000       3 years     $ 1.37        100,000      $ 1.37

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


O.   COMMON STOCK OPTIONS

     The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero percent; risk-free interest rate of 5%; assumed forfeiture of zero percent; and expected lives of 4 years.



P.   SUBSEQUENT EVENTS

     On August 19, 2000, the Company sold all operating assets of the Kansas City, Missouri, location. The result of the sale showed that an impairment of long-lived assets existed at June 1, 2000. The following table shows the purchase price allocation of the assets sold and the impairment of long-lived assets:

                                               Carrying value    Impairment of
                             Purchase price     at August 19      long-lived
                              allocation            2000            assets
                             --------------  --------------  --------------
     Equipment and vehicles    $ 267,495       $ 267,495      $        -
     Intangibles                  14,711         112,282         (97,571)
     Inventory                    43,364          56,253         (12,889)
     Cash change funds            14,569          14,569               -
     Other assets                  2,794           2,794               -
                             --------------  --------------  --------------
                               $ 342,933       $ 453,393      $ (110,460)
                             ==============  ==============  ==============


     The impairment of long-lived assets of $110,460 was recognized at June 1, 2000 and is included in operating expenses in the accompanying 2000 consolidated statement of operations.

     On December 29, 2000, the Company sold its corporate headquarters building in Kansas City, Missouri, for $280,000. The transaction is scheduled to close in March 2001. Management anticipates a gain will be recorded on this transaction during 2001.

               Ambassador Food Services Corporation and Subsidiary

                    Years ended June 1, 2000 and June 3, 1999


P.   SUBSEQUENT EVENTS - Continued

     On January 12, 2001, the Company sold all operating assets of the Des Moines, Iowa, and Lawton, Oklahoma, locations for $3,200,000. Management anticipates a gain will be recorded on this transaction during 2001, including the effects of any withdrawal liability as discussed in Note H.

     On January 15, 2001, the Company refinanced the $1,400,000 note payable to individual described in Note E. The refinancing consisted of a reduction in the interest rate from 12% to 10% and a forgiveness of principal in the amount of $350,000. Management anticipates a gain will be recorded on this transaction during 2001.

                                    Part III


Item 9. Directors and Executive Officers of the Registrant; Compliance with 16
       (a) of the Exchange Act.

  (a), (b) The Executive Officers and Directors of the Company are as follows:

              Name                 Age  Principal Occupation            Director
                                                                          Since
       Robert A. Laudicina (1)     59 President, Treasurer (2)             1986
       Arthur D. Stevens (1)       75 Chairman of the Board (3)            1963
       Ann W. Stevens              58 Real Estate Broker                   1996
       Douglas M. Schosser, CPA    29 Director, Key Asset Management Co.   1997
       John A. Makula (1)          51 Assistant Secretary (4)              2000

      (1) Member of Executive Committee of Board of Directors


      (2) Mr. Laudicina was elected President in March 1998 and Treasurer in May 1998. He served as Executive Vice President beginning in February 1989 and Vice President prior to that time beginning in January 1982.

      (3) Mr. Stevens has been Chairman of the Board of Directors of Ambassador since February 15, 1963. He was also the first President and Treasurer of Ambassador beginning on April 19, 1963, relinquishing those positions in April 1978 and October 1969, respectively. He again assumed the position of President on January 1, 1987, serving in that capacity through March 1998. He was Chief Executive Officer from April 11, 1963 through May 1998 and Treasurer from January 26, 1972 through May 1998.


      (4) Mr. Makula was elected Assistant Secretary on April 12, 2000 and elected Director in May 2000.


  (c) Arthur D. Stevens, Chairman, and Ann W. Stevens, Director, are husband and wife. No other family relationship exists between any of the executive officers and directors listed above.

          Each Officer holds his office at the pleasure of the Board of Directors until the next annual meeting of the Directors and until his successor is duly elected and qualified.

          The Executive Officers and Directors listed above were not involved in or part of any legal proceedings, as is described in Item 401(d).

Item 10. Executive Compensation

  (a),(b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended June 1, 2000, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.


                    Names of Individuals,                   Fiscal        Base
                  Number of Persons in Group                 Year        Salary
                and Capacities in which Served
           Arthur D. Stevens,                                2000         $0.00
           Chairman of the Board of Ambassador and Director  1999       $51,868
           of its subsidiary                                 1998      $147,877



           Robert A. Laudicina,                              2000      $174,769
           President and Treasurer                           1999      $166,905
                                                             1998      $165,095


          Executive Retirement Program

          An executive retirement program, which was adopted during the 1990 fiscal year to provide a target annual retirement benefit at age 65 or upon retirement, was terminated by mutual agreement of the executives involved and the Company.


  d)      Stock Options

          Robert Laudicina, President and Treasurer hold options to purchase 3,125 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1998.

          John Makula, Assistant Secretary, hold options to purchase 3,125 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1998.

  g)      Consulting Agreement


          During fiscal year 1999, the Company entered into a consulting agreement with Arthur D. Stevens, Chairman and former President. The agreement calls for weekly payments totaling $100,482 per year beginning in May 1999 through May 2009.

          Subsequent to June 3, 1999, Mr. Stevens agreed to defer the consulting agreement until January 2001 if equivalent payments were made on a certain note payable to him. At June 1, 2000 and June 3, 1999, amounts outstanding on the note were $47,395 and $168,558, respectively. Warrants for the purchase of 162,084 shares have been issued in accordance with the terms of the note and are outstanding as of June 1, 2000. The conversion terms may be adjusted upon certain events to prevent dilution of the stockholder conversion rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  (a)     Security Ownership of Certain Beneficial Owners

          The following table sets forth, as of June 1, 2000, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                                     Amount          Percent of
                                                     Beneficially    Outstanding
           Name and Address of Beneficial Owner(s)   Owned             Shares

           Arthur D. Stevens
           1901 W. 69th Street
           Mission Hills, KS  66205                   191,444     (1)    26.0%

           Thomas G. Berlin
           800 Superior Avenue, Suite 2100
           Cleveland, Ohio 44114                      124,218     (3)    16.8%

           George T. Terris
           104 S. Warbler
           Sarasota, FL 34236                         54,000      (2)    7.3%

           George F. Crawford
           10110 Fontana Lane
           Overland Park, KS  66207                   51,761             7.0%




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

         (3)   Includes 12,800 shares owned by Mr. Berlin's wife.

  (b)      Security Ownership of Management

                                                   Shares of Stock
                                                  Beneficially Owned
                                                     June 1, 2000
                                                  -----------------
                                             Number               Percent
          Name                               of Shares            of Stock
          Arthur D. Stevens
          1901 W. 69th Street
          Mission Hills, KS  66205           191,444  (1)          26.0%

          Robert A. Laudicina
          303 Cedar Court
          Norwood, NJ  07648                  38,765  (2)           5.2%

          John Makula
          5 Pittsford Way
          Nanuet, NY 10954                    22,250  (3)           3.0%

          Ann W. Stevens
          1901 W. 69th Street
          Mission Hills, KS 66205              1,000                0.1%

          Douglas M. Schosser
          1050 Allston Road                    2,000                0.3%
          Cleveland Heights, OH  44121
          All Directors and Officers
             as a Group (5 persons)          255,459  (4)          33.6%

          (1) Does not include 60,000 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest. Additionally, does not include 200,000 shares, which may be issued in the event of conversion of certain debt under its conversion provisions, which are effective from April 30, 1998 to May 1, 2006.

          (2) Includes 12,500 shares, which Mr. Laudicina could purchase for $1.37 per share under a stock option exercisable anytime before June 1, 2003.

          (3) Includes 12,500 shares, which Mr. Makula could purchase for $1.37 per share under a stock option exercisable anytime before June 1, 2003.

         (4) Includes 25,000 shares, which could be purchased by certain officers and directors under stock options.

  (c)     Changes in Control

          The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

  (a)     Certain Business Relationships

          There were no transactions with any member of management during fiscal 2000, which exceeded $60,000.

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

                                                               % of Voting
Name of Subsidiary                  State of Incorporation     Securities Owned
------------------                  ----------------------     ----------------
Ambassador Fast Services, Inc.          New York                   100%
d/b/a Squire Maintenance Services

Note:The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Robert A. Laudicina, President, Ambassador Food Services Corporation, 5-30 54th Avenue; Long Island City, New York 11101.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMBASSADOR FOOD SERVICES CORPORATION
                                                  (Registrant)


                                         By______________________    Date_______
                                            Arthur D. Stevens
                                            Chairman of the Board



                                         By______________________    Date_______
                                           John A. Makula
                                            Assistant Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                              Chairman of the Board              Date
-----------------------       --------------------------              ---------
Arthur D. Stevens


                              President and Chief
                              Executive Officer/Director         Date
-----------------------       --------------------------              ---------
Robert A. Laudicina           Title



                              Director                           Date
-----------------------       --------------------------              ---------
Ann W. Stevens                Title



                              Assistant Secretary, Diretor       Date
-----------------------       --------------------------              ---------
John A. Makula                Title

                              Director                           Date
-----------------------       --------------------------              ---------
Douglas M. Schosser           Title




                                                               % of Voting
Name of Subsidiary              State of Incorporation         Securities Owned
-----------------------       --------------------------       ----------------

Ambassador Fast Service, Inc.      New York                           100%
d/b/a Squire Maintenance Services



Note: The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Robert A. Laudicina, President, Ambassador Food Services Corporation, 5-30 54th Avenue, Long Island City, New York 11101.