Form 10QSB
period 2000-08-31
AMBASSADOR FOOD SERVICES CORP
filed 2001-07-20
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Quarter ended August 31, 2000

Commission File Number 0-1744

Ambassador Food Services Corporation

Delaware                                 244-0656199

(State or other jurisdiction of          (IRS Employer Identification #)

incorporation or organization)

5-30 54th Avenue

Long Island City, NY 11101

(Address of principal executive offices)

718-361-2512

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

Common stock ($1.00 par value) 735,356 shares

outstanding as of 8/31/00.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

INDEX


Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets

  August 31, 2000 (Unaudited) and June 1, 2000                3

  Consolidated Statements of Income

  Three Months ended August 31, 2000 (Unaudited)

  And September 2, 1999 (Unaudited)                           4

  Condensed Consolidated Statements of Cash Flows

  Three months August 31, 2000 (Unaudited)                    4 - 5

  Notes to Condensed Consolidated Financial Statements        5
  (Unaudited)

Item 2.

  Management's Discussion and Analysis of Financial

  Condition and Results of Operations                         5

  Signatures                                                  6

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                 8/31/00        6/1/00

Cash                                      236,618        232,775

Accounts & Notes Receivable             1,317,872      1,228,033

Inventories                               508,711        537,655

Other current                              89,652        109,494
                                           ------        -------

Total Current Assets                    2,152,853      2,107,957
                                        =========      =========



Property Plant and Equipment - Net      1,262,472      1,611,249

Location Contracts                        132,169        147,477

Other Long Term Assets                    372,944        405,843
                                          -------        -------

Total Assets                            3,920,438      4,272,526
                                        =========      =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Trade Accounts Payable                  1,567,130      1,549,304

Accrued Expensed and Other                365,901        439,342

Current Maturities of Long Term           462,355        497,293
Debt

Line of Credit                            712,433        770,969
                                          -------        -------

Total Current Liabilities               3,107,819      3,256,908
                                        =========      =========



Long-Term Debt                          1,360,766      1,420,856

Other Long-term Liabilities               130,569        177,621

Stock Holders' Equity:

Common Stock                            1,009,230      1,009,230

Additional Paid-In Capital                718,291        718,291

Retained Earnings                      (2,076,726)    (1,980,869)

                                         (349,205)      (253,348)

Less Treasury Stock                      (329,511)      (329,511)
                                         ---------      ---------

                                         (678,716)      (582,859)



Total Liabilities & Stockholders'       3,920,438      4,272,526
                                        =========      =========
Equity

Note: The balance sheet at June 1, 2000 has been taken from the audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)


                               8/31/00

Net Cash provided (used)


By continuing operations            21,109

Net Cash provided (used)


By investing activities            136,298

Net Cash provided (used)


By financing activities           (153,564)

Net Increase (Decrease) in Cash      3,843

Cash:

Beginning of period (June)         232,775

End of period (February)           236,618

CONDENSED CONSOLIDATED STATEMENT OF INCOME


(Unaudited)


                                    13 Weeks Ended 13 Weeks Ended

                                       8/31/00         9/2/99

Total Revenue:                          $3,958,228     $4,486,901



Costs of Products Sold                   1,810,331      2,000,661

Payroll Expenses                           986,154      1,153,377

Operating                                  509,055        565,401

Administrative                             546,096        544,535

Depreciation and Amortization              116,966        116,214

Interest                                   85,4483         62,952



Total Expenses                          $4,054,085     $4,443,140



Income from Cont. Ops. (BIT)              (95,857)        $43,761



Provisions for Income Taxes                      0              0



Net (Loss) Earnings                       (95,857)        $43,761



Earnings per common share                  ($0.13)          $0.06




AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 31, 2000, the consolidated statements of income for the three month periods ended August 31, 2000, and September 2, 1999, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2000 and for all period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's June 1, 2000 annual report to shareholders. The results of operations for the periods ended August 31, 2000 and September 2, 1999 are not necessarily indicative of the operating results for the full year.


2. INVENTORIES

Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Revenues for the three months ended August 31, 2000 were $528,673 or 11.8% less than the same period for 1999. The decrease in sales occurred in the Des Moines and Kansas City locations due to account loss to competition.


Cost of product sold and operating costs continue to rise as a percentage of sales especially in the Des Moines and Kansas City location. Inability to raise prices due to competition and a continuing unfavorable product sales mix contributed to the decline. Labor costs were adjusted to the declining sales levels.


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




AMBASSADOR FOOD SERVICES CORPORATION


(Registrant)





By /s/ Robert A. Laudicina   July 20, 2001
   _______________________________________
   Robert A. Laudicina           Date
   President

By /s/ Daryl Roecker         July 20, 2001
   _______________________________________
   Daryl Roecker                 Date
   Controller