Form 10QSB
period 2000-11-30
AMBASSADOR FOOD SERVICES CORP
filed 2001-07-20
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2000

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

Common stock ($1.00 par value) 735,356 shares outstanding as of 11//30/00.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
November 30, 2000 (Unaudited) and June 1, 2000          3

Consolidated Statements of Income
Three Months ended August 31, 2000 (Unaudited)
And December 2, 1999 (Unaudited)                        4

Condensed Consolidated Statements of Cash Flows
Six months November 30, 2000 (Unaudited)                4 - 5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                             5

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                     5

Signatures                                              6

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                   11/30/00         6/1/00
Cash                                      232,310        232,775
Accounts & Notes Receivable             1,117,176      1,228,033
Inventories                               508,319        537,655
Other Current                              83,863        109,494
                                           ------        -------
Total Current Assets                    1,941,668      2,107,957
                                        =========      =========

Property Plant and Equipment - Net      1,464,940      1,611,249
Location Contracts                        129,548        147,477
Other Long Term Assets                    329,826        405,843
Total Assets                            3,865,982      4,272,526

LIABILITIES AND STOCKHOLDERS'
EQUITY
Trade Accounts Payable                  1,674,450      1,549,304
Accrued Expensed and Other                297,460        439,342
Current Maturities of Long Term Debt      511,640        497,293
Line of Credit                            728,495        770,969
                                          -------        -------
Total Current Liabilities               3,212,045      3,256,908
                                        =========      =========

Long-Term Debt                          1,482,421      1,420,856
Other Long-term Liabilities               111,881        177,621
Stock Holders' Equity:
Common Stock                            1,009,230      1,009,230
Additional Paid-In Capital                718,291        718,291
Retained Earnings Deficit             (2,338,375)    (1,980,869)
                                        (610,854)      (253,348)
Less Treasury Stock                     (329,511)      (329,511)
                                        ---------      ---------
                                        (940,365)      (582,859)

Total Liabilities & Stockholders'
Equity                                  3,865,982      4,272,526

Note: The balance sheet at June 1, 2000 has been taken from the audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                   11/30/00
Net Cash provided (used)
By continuing operations             76,973
Net Cash provided (used)
By investing activities            (110,876)
Net Cash provided (used)
By financing activities              33,438
Net Increase (Decrease) in Cash        (465)
Cash:
Beginning of period (June)          232,775
End of period (November)            232,310

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                    26 Weeks Ended    26 Weeks Ended
                                        11/30/00          12/2/99
Total Revenue:                          $7,483,508        $8,817,594

Costs of Products Sold                   3,505,278         4,008,647
Payroll Expenses                         1,896,308         2,240,728
Operating                                  943,208         1,081,595
Administrative                           1,106,565         1,053,079
Depreciation and Amortization              217,747           230,688
Interest                                   171,908           131,609

Total Expenses                          $7,841,014        $8,746,346

Income from Cont. Ops. (BIT)             (357,506)            71,248

Provisions for Income Taxes                      0                 0

Net (Loss) Earnings                      (357,506)            71,248

Earnings per common share                  ($0.49)             $0.10

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 2000, the consolidated statements of income for the six month periods ended November 30, 2000, and December 2, 1999, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2000 and for all period presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's June 1, 2000 annual report to shareholders. The results of operations for the periods ended November 30, 2000 and December 2, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Revenues for the six months ended November 30, 2000 were $1,334,000 or 15.1% less than the same period for 1999. Sales for the Kansas City location were $914,000 less than the prior year. The company sold the assets of the Kansas City location in August 2000 because of declining sales. Sales for the Des Moines and Lawton locations were $180,000 or 4% less than last year and the sales for New York were $240,000 or 7.3% less than the same period for 1999. Loss of accounts to competitors and a general slow down in spending in existing accounts were the major factors to the sales decline.

Cost of product sold and operating costs continue to rise as a percentage of sales in the Midwest locations because of the difficulty in increasing vending selling prices because of competition. Labor costs continue to remain in line as a percentage of sales.

Administrative costs which were basically the same in terms of dollars spent as last year but increased from 11.9% of sales in 1999 to 14.8% because of the decline in sales. Interest expense increased $40,000 or 31% because the cash flow generated form operations was inadequate to meet the needs.

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