Form 10QSB
period 2001-03-31
AMBASSADOR FOOD SERVICES CORP
filed 2001-07-20
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 1, 2001

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

Common stock ($1.00 par value) 735,356 shares outstanding as of 05/11/01.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
March 1, 2001 (Unaudited) and June 1, 2000                              3

Consolidated Statements of Income
Nine Months ended March 1, 2001 (Unaudited)
And March 2, 2000 (Unaudited)                                           4-5

Condensed Consolidated Statements of Cash Flows
Nine months March 1, 2001 (Unaudited)                                   4

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                             5

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     5-6

Signatures                                                              6

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                    3/01/01         6/1/00
Cash                                       19,351        232,775
Accounts & Notes Receivable             1,504,063      1,228,033
Inventories                               152,609        537,655
Other current                              11,985        109,494
Total Current Assets                    1,688,008      2,107,957

Property Plant and Equipment - Net        172,703      1,611,249
Location Contracts                              -        147,477
Other Long Term Assets                    223,138        405,843
Total Assets                            2,083,849      4,272,526

LIABILITIES AND STOCKHOLDERS'
EQUITY
Trade Accounts Payable                    645,872      1,549,304
Accrued Expensed and Other                355,160        439,342
Current Maturities of Long Term           191,305        497,293
Debt
Line of Credit                            209,034        770,969
Total Current Liabilities               1,401,371      3,256,908

Long-Term Debt                            945,744      1,420,856
Other Long-term Liabilities                43,250        177,621
Stock Holders' Equity:
Common Stock                            1,009,230      1,009,230
Additional Paid-In Capital                718,291        718,291
Retained Earnings                      (1,704,526)    (1,980,869)
                                           22,995       (253,348)
Less Treasury Stock                      (329,511)      (329,511)
                                         (306,516)      (582,859)

Total Liabilities & Stockholders'
Equity                                  2,083,849      4,272,526

Note: The balance sheet at June 1, 2000 has been taken from the audited financial statements at that date, and condensed. See accompanying notes to consolidated condensed financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  3/1/01
Cash Flows from Operating Activities            (322,708)
Cash Flows from Investing Activities           1,586,690
Cash Flows from Financing Activities          (1,477,406)
Net Increase (Decrease) in Cash                 (213,424)
Cash:
Beginning of period (June)                       232,775
End of period (March)                             19,351


CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                    39 Weeks Ended      39 Weeks Ended
                                        3/1/01              3/2/00
Total Revenue:                        $4,488,373        $12,977,116

Costs of Products Sold                 1,673,700          5,928,312
Payroll Expenses                       1,316,811          3,302,964
Operating                                650,976          1,583,096
Administrative                           859,988          1,531,217
Depreciation and Amortization             70,333            356,505
Interest                                 119,947            218,808

Total Expenses                         4,691,755         12,920,902

Gain (Loss) from continuing
operations before extraordinary
item and income tax benefit             (203,382)            56,214

Income tax benefit                        81,353
Loss from continuing operations
before extraordinary item               (122,029)

Discontinued Operations:

Loss from vending machine
operation, net of applicable
income taxes of $129,398                (194,098)

Gain on disposal of vending
machine operation, including
provision for losses during
phase-out period of $346,410, and
gain on sale of assets of
$1,058,970, net of
applicable income taxes of $195,376     517,184
                                        -------
                                        323,086


Income before extraordinary item       $201,057
                                       --------

Extraordinary Item-gain from
restructure of debt, net of
applicable income taxes of $15,375      75,286

Net Income                              276,343              56,214
                                        =======              ======
Earnings per Common share                  $.38                $.08


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 1, 2001, the consolidated statements of income for the nine month period ended March 1, 2001, and March 3, 2000, and the condensed consolidated statements of cash flows for the nine monthperiod then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurringadjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 1, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto, are included in the Company's June 1, 2000 annual report to shareholders. The results of operations for the periods ended March 1, 2001 and March 2, 2000 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES
Inventories consist of raw materials and supplies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Declining sales, a need to strengthen the financial position of the Company and a strategy to exit the vending service business resulted in the sale of three of the

Company's operations. The assets of its Kansas City operation were sold on August 19, 2000 and the sale of the assets of its Des Moines, Iowa and Lawton, Oklahoma operations were sold on January 12, 2001.

Continuing operations had a loss of $203,382 before extraordinary item and income tax on sales of $4,488,373. A gain of $90,661 before income taxes was realized on the restructuring of a note payable to an individual. The interest rate was reduced from 12% to 10%.

The sales of the janitorial segment of the Company of $753,270 for the thirty-nine weeks became 16.8% of total sales from continuing operations because of the sale of the vending operations. The related loss for the janitorial segment was $11,020.

In March 2001, the company sold its corporate office building in Kansas City and moved its principal executive offices to its Long Island City, New York facility resulting in reduced overhead costs

The proceeds from the sale of assets of the three operations and the office building were used to reduce term debt and trade creditors.

These events have improved the financial condition of the company. Cash flow from the remaining locations in New York and New Jersey will, in the opinion of management, be less than requirements for the next 4-6 months however, new food service contracts which commence in July and August should provide the additional cash flow needed to meet requirements


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

AMBASSADOR FOOD SERVICES CORPORATION
(Registrant)


By /s/ Robert A. Laudicina              July 20, 2001
  ----------------------------          ----------------------------------
  Robert A. Laudicina                   Date
  President

By /s/ Daryl Roecker                    July 20, 2001
  ------------------------------        ----------------------------------
  Daryl Roecker                           Date
  Controller