Form 10KSB
period 2001-05-31
AMBASSADOR FOOD SERVICES CORP
filed 2002-01-04
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
    OF  1934 (FEE REQUIRED)

For the fiscal year ended                 May 31, 2001
                          -----------------------------------------
                                              OR
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                  to
                               ----------------    ----------------

Commission file number         0-1744
                       ------------------------

Ambassador Food Services Corporation
---------------------------------------
(Name of small business issuer in its charter)

Delaware                                     44-0656199
---------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue Long Island City, New York 11101
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: 718-361-2512
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Issuer's revenues for its most recent fiscal year are $ 11,268,662

At November 8, 2001, there were 735,056 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $ 257,375.

Exhibit Index is on page 37.

Transitional Small Business Disclosure Format:     YES      NO   X
                                                       ----     ----

                                     PART I


Item 1.    Description of Business

  (a) Business Development

      The Registrant (hereinafter "Company" or "Ambassador") is a Delaware corporation incorporated in 1963. It is engaged, through divisions and a subsidiary, in the food service and janitorial industries in New York and New Jersey.

      The principal business activity of the Company is the servicing of its customer accounts, which are primarily governmental, social service agencies, and not-for profit organizations through the use of cafeterias and prepared meals delivered from Company commissaries. On August 19, 2000, the Company sold all operating assets of its Kansas City, Missouri location. On January 12, 2001, the Company sold all operating assets of its Des Moines, Iowa and Lawton, Oklahoma locations. As a result, the Company no longer services its customer accounts through the use of vending machines. The Company currently operates in the food service and janitorial industries in New York and New Jersey.

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

      On August 1, 1989, the name of the Company was changed from Automatique, Incorporated to Ambassador Food Services Corporation.

  (b) Business of Issuer

      (1)           Description of Business Done by the Registrant in its Food
                    Segment

      (i and ii)    During Fiscal 2001, the Company sold all of the assets of
                    its vending machine operations and a substantial portion of its food service operations. Revenues for the disposed operations were 47.1% and 61.8% of total revenues for FY2001 and FY2000, respectively. The Company continues to operate its food service operation in New York. Business with local government social service agencies and not-for-profit agencies is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

        (iii) No new products have been developed by this segment. The Company, in general, markets products developed by its suppliers. (iv) The practice in the industry is to operate under written agreements with the locations served. In the market area where the Company is located, it has national, regional, and local competition, some of which have substantially greater total sales and assets. Competition in the food service industry normally comes in the form of pricing and in quality of service and product.

         (v)        Raw   materials,  consisting   of  packaged   products  and
                    commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources.

        (vi) During the year ended May 31, 2001, this segment had one customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

        (vii) The distinctive logo associated with the Company has been registered under the laws of the United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to the following labor agreements:


                    Bargaining Unit             Market        Expiration Date
                     United Service
                     Employees Union #377       New York         12/31/03

        (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

        (ix) The Company does not believe that existing or probable government regulations have a material effect on its operation.

  (b) (2)    Description  of Business Done by the  Registrant in its Janitorial
             Segment

        (i and ii)   The janitorial and maintenance service division of the
                     Company's business consists primarily of providing various types of routine cleaning services as an added service for existing food service customers.

        (iii)        No new products have been introduced by this segment.

        (iv) The janitorial segment is limited to New York metropolitan areas. Competition for janitorial contracts comes in the form of pricing and quality of service. Competition in general is from regional and local companies.

        (v) The sources and availability of raw materials for this segment are adequate.

        (iv) During fiscal 2001, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues.

                     This segment is not subject to material fluctuations in sales volume resulting from seasonality.

                     Sales in this segment are on open accounts receivable. Inventory levels are not significant.

        (v) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003.

        (vi) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

        (vii) The Company does not believe that existing or probable government regulations have a material effect on its operations.


  (b) (1 and 2)

      (x) Through (xii) with Respect to the Registrant's Business in General

        (viii) The Company has not incurred any expense for research and development activities during any of its last two (2) fiscal years.

        (ix) Compliance with federal, state, and local laws and regulations involving the protection of the environment will not have a material effect.

        (x) As of May 31, 2001, the Company and its subsidiary employed approximately 86 persons.

Item 2.    Description of Properties

      The Company leases all real estate for office, warehouse, and commissary facilities. Annual rentals are approximately $187,640 less $31,800 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                        Size        Expiration
Location                        Type of Property      (Sq. Ft.)        Date


5-30 54th Ave., Long Island
City, NY                            Office/Whse         8,000           Mo/Mo
41-43 24th St., Long Island
City, NY                            Office/Whse         2,500           3/01
9100 Santa Fe Dr., Overland
Park, KS                            Restaurant-         1,800           2/04
                                    (Subleased)
162 Closter Dock Rd., Closter, NJ   Office/Whse         1,200           Mo/Mo
NJ

      The major portion of the physical properties used by the Company is made up of inventory and food service equipment. The Company owns most of the equipment used. Subsequent to May 31, 2001, the Company vacated the Closter, NJ facility in September 2001. The Company operates approximately 23 vehicles in the conduct of its business. The annual rentals on all such leased real estate properties and equipment approximate $ 134,000.

Item 3.    Legal Proceedings

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.



                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

  (a) Price Range of Common Stock

      The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF). The bid quotations for the Company's common stock for each quarter during fiscal years ended May 31, 2001 and June 1, 2000 are shown below:



                                  2001                       2000
                                   Bid                        Bid
                                Quotation                  Quotation
                                High    Low              High     Low
       First Quarter            $.35   $.29              $.875   $.3125
       Second Quarter          $.375   $.35             $.3125     $.25
       Third Quarter            $.37   $.27             $.3125     $.28
       Fourth Quarter           $.27   $.27              $.375     $.26


      The quotations above reflect interdealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

  (b) Number of Equity Security Holders

      As of November 8, 2001 there were 680 record holders of the Company's common stock.

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

    Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      2001 Results
      ------------

                    Several major events occurred during Fiscal 2001 which complicated a comparison analysis of the operating results for Fiscal 2001 and Fiscal 2000. These events are as follows:

          o In August 2000, the Company sold the assets of its Kansas City vending machine and cafeteria operation resulting in a loss of $129,000 of which $110,000 was recognized in FY2000 as a write down of carrying value of intangible assets. Because of declining sales in the vending operations, intense competition and the capital intensive nature of the business, management decided to exit the vending service business.

          o In January, 2001, the Company sold its remaining vending machine and cafeteria assets in Oklahoma and Iowa. The sale of the assets resulted in a gain of $1,052,000.

          o In March, 2001, the Company sold its corporate office building in Kansas City realizing a gain of $116,000 in the sale and moved its principal executive offices to its Long Island City, New York facility. The proceeds from the sale of the vending/cafeteria service operations and the office building were used to reduce debt and pay trade creditors.

          o In January 2001, the Company restructured a $1,400,000 note payable to an individual investor. The restructure included a reduction of interest from 12% of 10% per annum and a reduction of principal from $1,400,000 to $1,050,000 with interest only to be paid the first six months. A gain of $51,243 net of taxes was realized from the debt restructure.

      Sales for the food segment for Fiscal 2001 decreased by $5,547,205 or 35.0% less than Fiscal 2000 because of the sale of the assets of the Missouri, Iowa and Oklahoma operations. Sales of the janitorial segment for Fiscal 2001 decreased by $319,382 or 24.3% less than Fiscal 2000 due to the loss of several customers to competition.

      Cost of food products sold increased from 49.5% of food sales for FY2000 to 50.5% of food sales for FY2001. This increase in product cost was due primarily to an unfavorable change in sales mix in the vending operations.

      Operating costs increased from 37.4% of total sales in FY2000 to 41.4% of total sales in FY2001. Declining sales and increased labor and operating costs in the vending operations caused management to sell the vending and food operations in the Midwest.

      Selling and administrative expenses were slightly less in dollars spent in FY2001 compared to FY2000; however, due to the substantial decline in sales and the fixed nature of most of these costs the expense rose to 20.2% of total sales for FY2001 compared to 13.7% of total sales for FY2000.

      Depreciation and amortization expense decreased by $195,015 or 39.5% less in FY2001 than in FY2000 because of the sale of assets in Missouri, Iowa and Oklahoma.

      The operating loss for FY2001 was $1,153,492 compared to income of $62,281 for FY2000. The losses sustained in the vending and food operations in the Midwest prompted management to exit the vending business.

      Interest expense decreased by $96,355 or 31.6% less in FY2001 compared to FY2000 because the majority of the proceeds from the sale of assets was applied to debt.

      The Company realized a gain of $1,052,000 on the sale of the assets in Iowa and Oklahoma and a gain of $116,000 on the sale of its corporate office facility in Kansas City. An extraordinary gain net of taxes of $112,689 was realized on the settlement of vendor debt and the restructure of a long-term note payable.

      The net loss for FY2001 was $18,637. The loss for FY2000 was $179,859.

          Liquidity and Capital Resources
          -------------------------------
    The Company's working capital increased from a deficit of $1,148,951 in FY2000 to a surplus of $73,737 in FY2001. The holdback receivable of $ 507,899 resulting from the sale of the Iowa and Oklahoma assets was collected in August 2001. The proceeds from the asset sale reduced total liabilities approximately $2,660,000. The Company has very good relationships with all of its current vendors.

      On October 29, 2001, the Company restructured its note payable through a reduction of interest payable from 10% to 8% per annum effective December 16, 2001. Payment of interest only, will commence on January 15, 2002 for a period of six months. Thereafter, payment consisting of principal and interest will be made in the amount of $16,267 monthly, with a final payment date of January 2007.

      The Company's credit line of $1,000,000 was extended to December 31, 2002 and the minimum equity covenant of the loan was decreased from $550,000 to $300,000.

       Although the Company's financial position improved in Fiscal 2001 and cash flow will, in the opinion of management, be adequate to cover ongoing expenses, there is no guarantee of future performance. Actual results may differ materially because of competition, risks and uncertainties.


Item 7.    Financial Statements

      The response to this item is included as a separate section of this report commencing on page F-1

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

      On July 13, 2001, the Company filed a current report on Form 8 - K, under
      Item 4, reporting the change in its certifying accountant from Grant Thornton, LLP to Withum Smith & Brown of New Brunswick, New Jersey. Response to this item is incorporated from that filing.

Item  9. Directors and Executive Officers of the Registrant; Compliance with 16
      (a) of the Exchange Act.

  (a), (b) The Executive Officers and Directors of the Company are as follows:

            Name                Age     Principal Occupation       Director
                                                                    Since
       Robert A. Laudicina (1)  60     President, Treasurer (2)      1986
       Arthur D. Stevens (1)    76     Chairman of the Board (3)     1963
       Ann W. Stevens           59     Real Estate Broker            1996
       John A. Makula (1)       52     Vice President/Secretary (4)  2000


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

     (4) Mr. Makula was elected Assistant Secretary on April 12, 2000 and elected Vice President, Secretary, Director in May 2000.



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

Item 10.     Executive Compensation

(a),(b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 31, 2001, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.


             Names of Individuals,         Fiscal       Base
           Number of Persons in Group       Year      Salary
         and Capacities in which Served

       Arthur D. Stevens                    2001       $0.00
       Chairman of the Board of             2000       $0.00
       Ambassador and Director of its       1999     $51,868
       subsidiary

       Robert A. Laudicina,                 2001    $176,706
       President and Treasurer              2000    $174,769
                                            1999    $166,905

d)    Stock Options

      Robert Laudicina, President and Treasurer hold options to purchase 25,000 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1999.

      John Makula, Vice President and Secretary, hold options to purchase 25,000 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1999.

g)    Consulting Agreement


      During fiscal year 1999, the Company entered into a consulting agreement with Arthur D. Stevens, Chairman and former President. The agreement called for weekly payments totaling $100,482 per year beginning in May 1999 through May 2009.

      Subsequent to June 3, 1999, Mr. Stevens agreed to defer the consulting agreement until January 2001 if equivalent payments were made on a certain note payable to him. At May 31, 2001 and June 1, 2000, amounts outstanding on the note were $0 and $47,395 respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  (a)    Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of May 31, 2001, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.


                                                   Amount          Percent
                                                Beneficially         of
      Name and Address of Beneficial Owner(s)      Owned     Outstanding Shares

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

      (3)  Includes 12,800 shares owned by Mr. Berlin's wife.

  (b) Security Ownership of Management

                                                Shares of Stock
                                              Beneficially Owned
                                                 May 31, 2001
                                              Number          Percent
      Name                                 of Shares         of Stock
      Arthur D. Stevens
      1901 W. 69th Street
      Mission Hills, KS  66205               191,444 (1)        26.0%

      Robert A. Laudicina
      303 Cedar Court
      Norwood, NJ  07648                      51,265 (2)         6.7%

      John Makula
      5 Pittsford Way
      Nanuet, NY 10954                        34,750 (3)         4.6%

      Ann W. Stevens
      1901 W. 69th Street
      Mission Hills, KS 66205                  1,000             0.1%

      All Directors and Officers             278,459 (4)        35.5%
         as a Group (4 persons)


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

Item 12. Certain Relationships and Related Transactions

  (a) Certain Business Relationships

      In connection with the issuance of the credit line, the Company's President entered into an agreement with the lender whereby the President has purchased and accepted from the lender a junior participation in the amount of $100,000 in the loans and advances made to the Company by the lender. The arrangement expires in December 2001.

Item 13. Exhibits and Reports on Form 8-K

  (a) Exhibit No.:

         3A  Articles of Incorporation of the Registrant                (1)

         3B  By-Laws of the Registrant                                  (1)

          6  1984 Incentive Stock Option Plan Dated January 31, 1984    (2)

         10  Material Contracts Agreement with Paul F. Leathers         (1)

         23  Subsidiary of the Registrant.                              (3)

         24  Sale of the remaining vending and cafeteria assets         (4)
             in Iowa and Oklahoma

         25  Change in certifying accountant                            (4)

      (1) This exhibit was filed with Ambassador's 10-KSB for the fiscal year ended May 28, 1981. A copy of the Certificate of Amendment of Certificate of Incorporation changing the Company's name was filed as a supplement to said exhibit for the fiscal year ended June 1, 1989.

      (2) This exhibit was filed with the Company's 10-KSB for the fiscal year ended May 31, 1984.

      (3)    Exhibit attached as part of filing.

      (4)    Exhibit attached as part of filing.

Exhibit No. 22

Subsidiary of the Registrant

Ambassador Food Services Corporation (a Delaware Corporation), the parent Company, has the following subsidiary, which is included in the consolidated financial statements.

Name of Subsidiary              State of Incorporation     % of Voting
------------------              ----------------------     Securities Owned
                                                        ----------------
Ambassador Fast Services, Inc.        New York                 100%
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


                             AMBASSADOR FOOD SERVICES CORPORATION
                             ------------------------------------
                                  (Registrant)


                             By                       Date
                                ------------------         ------------
                                Arthur D. Stevens
                                Chairman of the Board




                             By                       Date
                                ------------------         ------------
                                John A. Makula
                                Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                             Chairman of the Board               Date
------------------           -----------------------------           --------
Arthur D. Stevens            Title


                             President and Chief
                             Executive Officer/Director          Date
------------------           -----------------------------           --------
Robert A. Laudicina          Title


                             Director                             Date
------------------           --------------------                     -------
Ann W. Stevens               Title


                             Vice President/Secretary, Director   Date
------------------           ----------------------------------       --------
John A. Makula               Title

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2001 AND JUNE 1, 2000


                                                                Page
                                                                ----
Independent Auditors' Reports                                   F1-F2

Consolidated Balance Sheets                                     F3

Consolidated Statements of Operations
For the Years Ended May 31, 2001 and June 1, 2000               F4

Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended May 31, 2001 and June 1, 2000               F5

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2001 and June 1, 2000               F6

Notes to Consolidated Financial Statements                      F7-F19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
Ambassador Food Services Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheet of Ambassador Food Services Corporation and Subsidiary as of May 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


WithumSmith+Brown
New Brunswick, New Jersey


August 29, 2001, except for Note 18,
as to which the date is October 31, 2001

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Ambassador Food Services Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Ambassador Food Services Corporation and Subsidiary as of June 1, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of June 1, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


Kansas City, Missouri
August 21, 2000

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          MAY 31, 2001 AND JUNE 1, 2000

    ASSETS                                           2001            2000
                                                     ----            ----
Current Assets:
  Cash                                              $ 20,240      $ 232,775
  Accounts receivable, net of allowance for
  doubtful accounts of $23,337 in 2001 and $32,500
  in 2000                                            720,585      1,199,560
  Holdback receivable                                507,899            --
  Inventories                                        124,906        537,655
  Prepaid expenses                                    11,828        109,494
  Current portion of note receivable                     --          28,473
                                                   ----------     ---------
    Total Current Assets                           1,385,458      2,107,957
Property and Equipment, Net                          175,033      1,611,249

Other Assets:
  Location contracts, net of accumulated
  amortization of $-0-in 2001 and
  $166,963 in 2000                                        --        147,477
  Note receivable, less current portion                   --        263,339
  Excess of purchase price over net assets
  acquired, net of accumulated amortization
  of $-0- in 2001 and $23,722 in 2000                     --          2,430
  Deferred expenses                                       --         45,829
  Deposits                                            33,016         68,617
  Other assets                                            --         25,628
                                                    --------      ---------
    Total Other Assets                                33,016        553,320
                                                    --------      ---------

    TOTAL ASSETS                                  $1,593,507      $4,272,526
                                                  ==========      ==========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Line of credit agreement                          $236,529     $   770,969
  Accounts payable                                   462,639       1,549,304
  Accrued expenses                                   380,826         439,342
  Current maturities of long-term debt               231,727         497,293
                                                   ---------     -----------
   Total Current Liabilities                       1,311,721       3,256,908

Long-Term Liabilities:
  Projected benefit obligation                            --          89,641
  Subordinated note payable to stockholder                --          47,395
  Long-term debt, less current maturities            847,031       1,420,856
  Other liabilities                                   36,251          40,585
                                                   ---------     -----------
   Total Liabilities                               2,195,003       4,855,385

Stockholders' Deficit:
  Common stock, par value $1.00 per share;
  authorized 2,000,000 shares; issued and
  outstanding 1,009,230 shares                     1,009,230       1,009,230
  Additional paid-in capital                         718,291         718,291
  Accumulated deficit                             (1,999,506)     (1,980,869)
                                                  ----------     -----------
                                                    (271,985)       (253,348)
  Less treasury stock - 273,774 shares               329,511         329,511
                                                    --------     -----------
    Total Stockholders' Deficit                     (601,496)       (582,859)
                                                    --------     -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $1,593,507      $4,272,526
                                                  ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000

                                                  2001          2000
                                                  ----          ----

Net Sales:
  Food                                        $10,275,776       $15,822,981
  Janitorial                                      992,886         1,312,268
                                              -----------       -----------
                                               11,268,662        17,135,249
Cost and Expenses:
  Cost of food products sold                    5,186,039         7,832,824
  Operating                                     4,667,144         6,402,466
  Selling and administrative                    2,270,654         2,344,346
  Depreciation and amortization                   298,317           493,332
                                              -----------        ----------
   Total Costs and Expenses                    12,422,154        17,072,968
                                               ----------        ----------

Operating Income (Loss)                        (1,153,492)           62,281

Other Income (Expense):
  Interest income                                  20,927            26,008
  Interest expense                               (208,042)         (304,397)
  Loss on collection of net receivables           (22,981)          (20,842)
  Gain on settlement of pension                     3,114            46,777
  Gain on sale of property and equipment          107,674            10,314
  Gain on sale of assets                        1,033,878              --
                                                ---------        ----------
   Total Other Income (Expense), Net              934,570          (242,140)
                                                ---------        ----------

Loss Before Income Tax Benefit
and Extraordinary Item                           (218,922)         (179,859)

Income Tax Benefit                                 87,596               --
                                                ---------        -----------

Loss Before Extraordinary Item                   (131,326)          (179,859)

Extraordinary Item - Gain on Extinguishment/
 Settlement
  of Debt, Less Income Taxes of $87,596           112,689                 --
                                                ---------        -----------

Net Loss                                        $ (18,637)        $ (179,859)
                                                =========        ===========

Basic and Diluted Income (Loss) Per
  Common Share:

Loss Before Extraordinary Item                  $    (.18)        $     (.24)

Extraordinary Item                                    .15                --
                                                ---------         ----------

Net Loss                                        $    (.03)        $     (.24)
                                                ==========        ==========

Weighted Average of Common
  Shares Outstanding                               735,536           735,536
                                                 =========        ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000




                                           Common Stock
                                ----------------------------------
                                      Issued                 Treasury             Additional                            Total
                                ------------------       ----------------         Paid-in         Accumulated        Stockholders'
                                Shares      Amount       Shares       Amount        Capital           Deficit           Deficit
                                ------      ------       ------       ------      ----------       -----------       --------------


Balance as of June 3, 1999     1,009,230    $1,009,230    273,674     $(329,455)  $718,291         $ (1,801,010)     $ (402,944)

Net Loss                              --            --         --            --         --             (179,859)       (179,859)

Purchase of Treasury Stock            --            --        100           (56)        --                   --             (56)
                               ---------     ---------   --------     ---------   --------         ------------      ----------

Balance as of June 1, 2000     1,009,230     1,009,230    273,774       (329,511)  718,291           (1,980,869)       (582,859)

Net Loss                              --            --         --             --        --              (18,637)        (18,637)
                               ---------     ---------    -------      ---------  --------          -----------       ---------

Balance as of May 31, 2001     1,009,230     $1,009,230   273,774      $(329,511) $718,291          $(1,999,506)      $(601,496)

                               =========     ==========   =======      =========  ========          ===========       =========



The Notes to the Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000


                                                        2001       2000
                                                        ----       ----
Cash Flows from Operating Activities:
  Net loss                                         $ (18,637)   $(179,859)
  Extraordinary item                                (200,285)          --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                     298,317      493,332
   Sale of assets                                 (1,033,878)          --
   Impairment of long-lived assets                        --      110,460
   Sale of property and equipment                   (107,674)     (10,314)
   Provision for bad debts                             9,163      (16,017)
   Loss on collection of net receivables              22,981       20,842
   Gain on settlement of pension                      (3,114)     (46,777)
   Changes in operating assets and liabilities,
    net of effects from assets sold:
    Accounts receivable                              469,812     (246,010)
    Inventories                                      101,776       30,019
    Prepaid expenses                                  97,666      (60,791)
    Accounts payable and accrued expenses            188,708     (558,592)
    Other liabilities                                 (4,335)          --
    Benefit obligations                             (130,377)          --
                                                   ---------    ---------
      Net Cash Used in Operating Activities         (309,877)    (463,707)

Cash Flows from Investing Activities:
  Purchase of property and equipment                (991,738)    (219,031)
  Proceeds from sale of property and equipment       295,038       10,314
  Proceeds from sale of assets                     1,793,113           --
  Collection of note receivable                      268,831       21,016
  Change in deposits and other assets                 62,663      (77,842)
                                                   ---------     --------
    Net Cash Provided by (Used in)
        Investing Activities                       1,427,907     (265,543)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt               --     1,086,150
  Principal payments on long-term debt              (748,730)    (594,795)
  Payments on subordinated note payable              (47,395)    (121,163)
  Purchase of treasury stock                              --          (56)
  Net (payments) proceeds under line of credit      (534,440)     353,479
                                                   ---------    ---------
    Net Cash Provided by (Used in)
        Financing Activities                      (1,330,565)     723,615
                                                  ----------    ---------

Net Decrease in Cash                                (212,535)      (5,635)

Cash at Beginning of Year                            232,775      238,410
                                                   ---------    ---------

Cash at End of Year                                $  20,240    $ 232,775
                                                   =========    =========




The Notes to the Consolidated Financial Statements are an integral part of these statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -  Summary of Significant Accounting Policies:
-----------------------------------------------------
        Significant accounting policies followed by the Company and its subsidiary in the preparation of the accompanying consolidated financial statements are summarized below:

        Basis of Presentation
        The Company and its subsidiary conduct operations in New York and New Jersey in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services. The Company had previously operated vending machine and cafeteria operations in its food segment, which were located in Missouri, Iowa and Oklahoma. The Company sold substantially all of its assets in these operations in August 2000 and January 2001 (see Note 2).

        Principles of Consolidation
        The consolidated financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. (hereinafter collectively known as the Company). All intercompany balances and transactions have been eliminated in consolidation.

        Reporting Periods
        The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Fiscal years 2001 and 2000 contained 52 weeks.

        Reclassifications
        Certain amounts from 2000 have been reclassified to conform to the 2001 financial statement presentation.

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

        Inventories
        Inventories are stated at the lower of cost (first-in, first-out) or market.

        Location Contracts and Excess of Purchase Price Over Net Assets Acquired Location contracts and excess of purchase price over net assets acquired arise form the purchase of various companies and are carried at cost. Location contracts represent the amount paid for customer vending relationships in existence at the time of acquisition. These relationships were generally cancelable by either party with limited notice. Such amounts are amortized on the straight-line method over 5 to 40 years.

        The carrying value of intangible assets is periodically reviewed by the Company based on the estimated future operating income of each acquired entity on an undiscounted cash flow basis. Based upon its most recent analysis and subsequent sale of all the assets of the Kansas City location, the Company believes that no other material impairment of intangible assets existed at June 1, 2000.

        Amortization expenses for the years ended May 31, 2001 and June 1, 2000 amounted to $9,322 and $15,980, respectively.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued):

       Income Taxes
       Income taxes are accounted for under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax balances are determined using tax rates expected to be in effect when the taxes will actually be paid or refunds received. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely.

       Financial Instruments and Concentration of Credit Risk
       Accounts Receivable
       -------------------
       Substantially all of the Company's accounts receivable are with customers located in New York and New Jersey. The Company grants credit to customers such as governmental social service agencies and other nonprofit organizations. Collateral is not required.

       As of May 31, 2001, two customers each represented approximately 16 percent of total accounts receivable. One of these customers also represented 15 percent of total consolidated net sales for the year ended May 31, 2001.

       Short-Term Financial Instruments
       --------------------------------
       The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

       Notes Payable and Long-Term Debt
       --------------------------------
       The carrying amount of the line of credit approximates its fair value because the currently effective rates reflect market rates. The carrying amount of fixed rate notes payable approximates its fair value based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

       Stock Based Compensation
       The Company accounts for stock-based awards to certain employees, consultants and board members using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted with exercise prices equivalent to fair market value, and consequently, no compensation cost is recognized in the financial statements. When stock options are granted with exercise prices below fair market value, employee stock-related compensation expense is recognized accordingly. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (see Note 16).

       Effects of Recent Accounting Pronouncements
       In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assts or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective as of June 1, 2001, the first day of fiscal year 2002. The adoption of these statements will have no significant impact on the Company's financial position or results of operations.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued):

       Effects of Recent Accounting Pronouncements (Continued) In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101m provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. The Company adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and the measurement of goodwill and other intangible assets subsequent to and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Company's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2003, however management is assessing the impact that SFAS No. 142 will have on the Company's financial position and results of operations and investigating the possibility of early adoption, as allowed by the statement, in the first quarter of fiscal 2002.

       Property and Equipment
       Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. The estimated lives used in determining depreciation are as follows:


              Description                               Years
              -----------                               -----
       Vending Equipment                                  4-8
       Cafeteria and Commissary Equipment                3-10
       Building and Leasehold Improvements               3-22
       Vehicles and Other                                3-10

       Income (Loss) Per Common Share
       Income (loss) per common share is computed using the weighted average of common shares outstanding during the period. Certain options were outstanding during the reporting periods but were not considered in the net loss per share calculation, as the effect is antidilutive.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Sale of Assets:
-----------------------
       During the fiscal year ended May 31, 2001, the Company sold substantially all of its assets in the Missouri, Iowa and Oklahoma vending machine and cafeteria operations. The Company has not discontinued its remaining food operations located in New York. Revenues for the disposed operations were
       47.1 percent and 61.8 percent of total revenues for 2001 and 2000, respectively. The total net adjusted selling price amounted to $3,621,772 in the form of cash, direct payments to vendors and a holdback receivable. The sale resulted in a net gain of $1,033,878, which is included in other income.

       The following is a summary of assets sold as of the "Dates of Sale" (August 2000 for Missouri and January 2001 for Iowa and Oklahoma) and June 1, 2000:

                                        Dates of Sale     June 1, 2000
                                        -------------     ------------
        Cash Change Funds                 $ 140,345         $ 214,558
        Accounts Receivable                      --           163,530
        Prepaid Expenses                         --            23,683
        Inventory                           310,973           400,482
        Equipment and Vehicles, Net       1,951,596         1,240,656
        Location Contracts                  138,155           147,477
        Other Assets                         46,825            57,098
                                          ---------         ---------

        Total Assets                      $2,587,894        $2,247,484
                                          ==========        ==========

        In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operation assets, the Company recorded a $507,899 holdback receivable that is to be paid to the Company by the purchaser contingent upon the purchaser retaining certain contracts with customers.

        In its third quarter Form 10QSB filed with the Securities and Exchanges Commission on July 20, 2001, the Company recognized a gain on disposal of discontinued operations which included $150,000 ($200,000 net of a $50,000 holdback reserve) of a holdback from the sale of the Iowa and Oklahoma vending machine and cafeteria operation assets, due in equal installments of $100,000 each on July 12, 2003 and 2004. In management's opinion, this gain was realizable since the assessment was that collection of the holdback net of the established reserve would be imminent. In addition, management classified the sale as a disposal of discontinued operations. Subsequent to the third quarter filing, management concluded that the sale constituted a sale of a portion of its food segment business. In addition, although management of the Company continues to be confident that the net holdback will be collected, it concluded that based on certain terms of the Asset Purchase Agreement, the $150,000 holdback should be considered a gain contingency and not be recorded in the financial statements until received. Accordingly, the Company has reversed the effect of the portion of the gain in the amount of $150,000 in its fourth quarter ended May 31, 2001 financial statements. Therefore, this $150,000 is not included in the $507,899 holdback receivable.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Property and Equipment:
------------------------------
       Property and equipment consists of the following:
                                                     2001          2000
                                                     ----          ----
       Vending Equipment                             $    --   $4,920,500
       Cafeteria and Commissary Equipment            386,254    1,116,833
       Building and Leasehold Improvements            17,342      761,037
       Vehicles                                      165,578      154,666
       Other                                         280,691      854,324
                                                     -------    ---------
                                                     849,865    7,807,360
       Less Accumulated Depreciation                 674,832    6,196,111
                                                     -------    ---------

       Property and Equipment, Net                   $175,033   $1,611,249
                                                     ========   ==========

       Depreciation of property and equipment for the years ended May 31, 2001 and June 1, 2000 amounted to $288,995 and $477,352, respectively.

Note 4 - Note Receivable:
       Note receivable consisted of the following:
                                                     2001          2000
                                                     ----          ----
       Note   receivable   from  BVI,   due  in
       monthly    installments    of   $12,300,
       including   interest   at  8.5   percent
       through April 2001                           $   --      $ 291,812

       Less Current Portion                             --         28,473
                                                    -------     ---------

       Long-Term Portion                            $    --     $ 263,339
                                                    =======     =========


       The note was fully paid during the year ended May 31, 2001, net of a $22,981 discount.

Note 5 - Current Liabilities:
----------------------------
       Accrued expenses consisted of the following:
                                                     2001          2000
                                                     ----          ----

       Legal and Other Professional Fees             $20,199     $ 4,925
       Vacation Pay                                   30,752      63,328
       Taxes                                          15,560      47,880
       Salaries                                       59,835     149,616
       Current Portion of Benefit Obligation              --      43,850
       Medical Insurance                              44,980      73,472
       Reserve for Pension Withdrawal Liability       90,000          --
       Reserve for Settlements                        30,000          --
       Non-Compete Clause Liability                   36,504          --
       Accrued Sales Tax Costs                        20,596      29,612
       Other                                          32,400      26,659
                                                     -------      ------
        Total Accrued Expenses                       $380,826   $439,342
                                                     ========   ========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Line of Credit Agreement:
--------------------------------
       In December 1999, the Company entered into a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 80 percent of eligible accounts receivable. Interest is payable monthly at prime (7 percent at May 31, 2001) plus 4 percent. The amount is collateralized by a first priority perfected security interest in all the Company's assets excluding real estate and equipment, for which the lender has a second priority perfected security interest. The agreement, which expires in December 2001, contains a restrictive covenant that the Company was not in compliance with as of May 31, 2001. The lender has issued a waiver of the default as of May 31, 2001 through October 31, 2001.

       The balance of the credit line was $236,529 and $770,969 as of May 31, 2001 and June 1, 2000, respectively.

Note 7 - Long-Term Debt:
-----------------------
       Long-term debt consists of the following:
                                                         2001           2000
                                                         ----           ----

       Notes payable - equipment, payable in
       monthly installments of approximately $25,500,
       including interest at 8 percent in 2001,
       and rates ranging from 9 percent to 19.3
       percent in 2000, due through October 2002,
       collateralized by equipment                      $ 45,107     $ 411,230


       Notes  payable  to  vendors,  payable
       in varied monthly  installments,
       including  interest at 8 percent, due
       through August 2001                                 2,271        11,479

       Notes  payable to  stockholders  at 10  percent,
       payable in monthly  installments of $5,681,  due
       through December 2000.                                --         45,915

       Note payable to Bassman Vending, Inc. (BVI)
       payable in monthly installments of $5,150,
       including interest at 8.5 percent, due through
       March 2001, collateralized by certain location
       contracts and equipment.                              --         49,525

       Note payable to an individual at 12 percent,
       payable in monthly installments of interest
       only through October 2000. The note was
       restructured on January 15, 2001, reducing the
       original note amount of $1,400,000 to $1,050,000
       plus interest at 10 percent per annum. Interest
       only to be paid the first six months, and a
       $250,000 payment was paid in February 2001.
       Thereafter, principal plus interest in the
       amount of $17,102 to be paid monthly through
       June 30, 2005 with a final payment of
       $9,056 on July 15, 2006, collateralized by a
       security interest in all commissary equipment
       and a subordinated interest in accounts
       receivable (A)                                   1,031,380     1,400,000
                                                        ---------     ---------


       Total Long-term Debt                             1,078,758     1,918,149

       Less Current Maturities                            231,727       497,293
                                                       ----------    ----------
       Long-Term Portion                               $  847,031    $1,420,856
                                                       ==========    ==========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Long-Term Debt (Continued):
-----------------------------------
       Aggregate annual principal payments applicable to long-term debt due subsequent to May 31, 2001 are as follows:

                   Year                         Amount
                   ----                         ------

                   2002                        $231,727
                   2003                         205,218
                   2004                         205,218
                   2005                         205,218
                   2006                         205,218
                   Thereafter                    26,159
                                               --------
                    Total                    $1,078,758
                                             ==========

       (A)In accordance with generally accepted accounting principles, the effective interest rate on the debt from the restructure date has been reduced to zero because the future interest expense of $259,339 has been added to the principal amount of $1,050,000.

Note 8 - Related Party Transactions:
-----------------------------------
       The Company previously borrowed $250,000 from a stockholder. The note which had a balance outstanding of $47,395 as of June 1, 2000, accrued interest at 10 percent, payable quarterly, was fully repaid to the stockholder as of May 31, 2001.

       The Company had notes payable to two officers, which at June 1, 2000 totaled $45,915. The notes were fully repaid to the officers during the fiscal year ended May 31, 2001.

       During 2000, the Company forgave a note receivable in the amount of $20,842 due from the Company's President.

       During fiscal year 1999, the Company entered into a consulting agreement with a stockholder. The agreement originally requiring payments of $100,482 per annum, was informally amended in April 2001 to a total per annum consulting fee of $91,000. The consulting agreement terminates in May 2009.

       In connection with the issuance of the credit line (see Note 6), the Company's President entered into an agreement with the lender whereby the President has purchased and accepted from the lender a junior participation in the amount of $100,000 in the loans and advances made to the Company by the lender. The arrangement expires in December 2001. See also Note 17.

Note 9 - Extraordinary Items:
----------------------------
       Gain from Restructure of Debt
       -----------------------------
       On January 15, 2001, a note payable to an individual was restructured through reduction of the original principal amount due of $1,400,000, to $1,050,000 and a reduction of interest from 12 percent to 10 percent per annum. Per terms of the new agreement, payments are to be made as stipulated in Note 7 to the financial statements. The aggregate gain from restructure amounted to $51,243, net of applicable income taxes of $39,418. See also Note 17.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Extraordinary Items (Continued):
---------------------------------------

      Gain From Settlement with Vendors
      ---------------------------------
      In connection with the sale of assets of the Iowa and Oklahoma vending machine and cafeteria operations (see Note 2), the Company settled amounts due and outstanding to certain vendors. The transaction resulted in a gain of $61,446, net of applicable income taxes of $48,178.

      Collectively, the gains from extinguishment/settlement of debt of $112,689, net of applicable income taxes of $87,596, have been reflected in the statement of operations for the year ended May 31, 2001.

Note 10 - Leases:
----------------
       Future minimum lease payments under all non-cancelable operating leases, as of May 31, 2001 are as follows:

       Fiscal year         Real
         Ending           Estate       Equipment    Total       Sublease
       -----------       --------    ------------   ------      -------

            2002          $155,840     $ 12,804    $168,644     $31,800
            2003           113,458       12,054    125,512       31,800
            2004           113,360        6,280    119,640       31,800
            2005           102,238        1,256    103,494        5,300
            2006            86,940        --        86,940           --
                          --------     --------    -------     --------
                          $571,836     $ 32,394    $604,230    $100,700
                          ========     ========    ========    ========

       Net rental expense charged to operations (rented expense net of sublease rental income of $31,800 in 2001 and 2000) was $344,864 in 2001 and
       $493,715 in 2000.

Note 11 - Employee Benefit Plans:
--------------------------------
       The Company had a nonqualified defined-benefit pension plan covering two former officers and two key employees of the Company.

       On January 1, 2000, the Company implemented a settlement of the plan for the two key employees covered under the plan. The two key employees relieved the Company of any obligation for past and future pension benefits. A gain on settlement of $46,777 was recorded in the June 2000 consolidated financial statements. On April 10, 2001, the Company settled its pension liability with the remaining two former officers and paid $105,000 as a final settlement amount. A gain on settlement of $3,114 has been included in the May 31, 2001 consolidated financial statements. The following sets forth the computation of settlement gains:
                                                          2001         2000
                                                          ----         ----

       Projected benefit obligations beginning of
       year                                             $92,988      $142,484
       Service cost                                       7,112         6,073
       Interest cost                                      8,014         6,614
                                                        -------      --------
       Projected benefit obligation at settlement
       date                                             108,114       155,171
       Unrecognized prior service asset at
       settlement date                                 (105,000)     (108,394)
                                                       ---------     --------

       Gain on pension settlement                       $ 3,114      $ 46,777
                                                        =======      ========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Employee Benefit Plans (Continued):
--------------------------------------------
       The following table sets forth the change in benefit obligation in the Company's consolidated financial statements:
                                                          2001         2000
                                                          ----         ----

       Projected benefit obligation, beginning
        of year                                        $133,491     $318,891

       Service cost                                          --        6,073
       Interest cost                                         --       18,174
       Benefits paid                                    (25,377)    ( 54,476)
       Settlement of projected benefit obligation      (108,114)    (155,171)
                                                     -----------    --------

       Projected benefit obligation, end of year     $       --     $133,491
                                                     ===========    ========


       Net accrued pension cost is included in the accompanying consolidated financial statements as follows:

                                                          2001         2000
                                                          ----         ----

       Current portion included in accrued expenses   $     --       $ 43,850
       Long-term portion of obligation                      --         89,641
                                                     -----------     --------

                                                     $       --      $133,491
                                                     ===========     ========


       The weighted-average discount rate used was 8.0 percent in determining the actuarial present value of the projected benefit obligation in 2000.

       Net periodic pension cost for 2001 and 2000 consisted of the following components:

                                                           2001        2000
                                                           ----        ----

       Service cost-benefits earned during the
        period$                                              --      $  6,073
       Interest cost on projected benefit obligation         --        18,174
                                                       --------      --------

       Net periodic pension cost                     $      --       $ 24,247
                                                     ===========     ========


       The Company contributed $31,359 and $51,600 in fiscal years 2001 and 2000, respectively, to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans were not administered by the Company, and contributions were determined in accordance with provisions of negotiated labor contracts. During the fiscal year ended May 31, 2001, the Company terminated these plans.

       The Multi-employer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial withdrawal liability. As of May 31, 2001, the Company became subject to a pension plan withdrawal liability for termination of the plans. Consequently, $90,000 has been reserved and is included in accrued expenses in the accompanying May 31, 2001 consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Income Taxes:
----------------------
       Deferred income taxes consisted of the following:


                                                2001               2000
                                                ----               ----

       Deferred tax liability               $  63,221           $192,896
       Deferred tax asset                    (773,166)          (957,841)

       Less valuation allowance               709,945            764,945
                                            ---------           --------

       Net Deferred Income Taxes            $      --           $     --
                                            =========           ========

       The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows:

                                                2001               2000
                                                ----               ----
       Amortization of location contracts   $  3,729            $  6,432
       Accelerated depreciation               59,492             186,464
                                            --------            --------
       Deferred tax liability               $ 63,221            $192,896
                                            ========            ========

       Accrued costs                        $(27,460)           $(20,935)
       Pension costs                              --             (53,396)
       Vacation accrual                      (12,301)            (25,331)
       Allowance for bad debts                (9,335)            (13,000)
       Other                                 (15,830)            (32,314)
       Net operating loss carryforwards     (575,981)           (631,055)
       AMT credit carryforward              (106,504)           (106,504)
       Investment tax credit carryforward    (25,755)            (75,306)
                                            --------            --------
       Deferred tax asset                  $(773,166)          $(957,841)
                                           =========           =========

       The valuation allowance was established to reduce the deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize tax credit and net operating loss carryforwards before they expire. The valuation allowance decreased by $145,223 and increased by $45,268 in fiscal years 2001 and 2000, respectively.

       The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                                2001              2000
                                                ----              ----

       Federal income tax benefit computed
       at statutory rate                    $ (74,433)        $ (61,152)
       State income tax benefit               (13,135)          (10,792)
       Tax effect of nondeductible expenses     5,204             8,857
       Increase (decrease) in valuation
       allowance                              (55,000)           45,268
       Expiration of investment tax credit
       carryforward                            49,551            25,168
       Other, net                                 217            (7,349)
                                               -------          -------
                                              $(87,596)        $     --
                                              ========         =========

       The Company had available at May 31, 2001, investment tax credit carryforwards of $25,755, which expire in 2002.

       In addition, the Company had net operating loss carryforwards available at May 31, 2001 which amounted to $1,118,164 and expire from 2008 through 2020.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                                 2001             2000
                                                 ----             ----
        Cash paid during the year for:
         Income taxes                       $      --           $    --
         Interest                             $207,635          $305,215

        Supporting Schedule of Non-Cash Investing and Financing Activities:
         Sale of assets (see Note 2):
         Inventory                                   $  310,973
         Equipment and vehicles                       1,951,596
         Location contracts                             138,155
         Other assets                                    46,825
         Gain on sale of assets                       1,033,878
                                                      ---------
                                                      3,481,427

        Less Direct payments to vendors for accounts
        payable                                      (1,180,415)
              Holdback receivable assumed              (507,899)
                                                     ----------

             Cash Proceeds Received                  $1,793,113
                                                     ==========

        Also, the Company had certain transactions that resulted in the forgiveness of debt (see Note 9).

Note 14 - Operating Expenses:
----------------------------
        Operating expenses in the accompanying consolidated statements of operations consisted of the following:

                                                 2001             2000
                                                 ----             ----

        Payroll and related costs          $3,206,144           $4,964,013
        Equipment rental costs                133,696              260,396
        Other                               1,327,304            1,178,057
                                           ----------           ----------
                                           $4,667,144           $6,402,466
                                          ===========           ==========

Note 15 - Self-Insurance Liabilities:
------------------------------------
        Prior to January 12, 2001, the Company was partially self-insured for health claims for its employees and their eligible dependents. Under the plan, the Company is liable for claims up to $25,000 per participant per plan year. The Company has accrued estimated claims of $44,980 and $73,472 as of May 31, 2001 and June 1, 2000, respectively.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Collective Bargaining Agreement:
-----------------------------------------
        Substantially all of the Company's nonmanagement employees are covered by collective bargaining agreements. The agreement with the food and janitorial workers is scheduled to expire in December 2003. If the Company and the United Service Employees Union #377 representing such workers are unable to agree on a new contract prior to expiration of the current contract, a work stoppage may occur that could adversely affect results of operations.

Note 17 - Common Stock Options:
------------------------------
        The Company previously granted $100,000 options to certain of it's officers, directors and key employees. All options vested as of June 1, 2000.

        The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recorded for the years ended May 31, 2001 and June 1, 2000. However, the Company has computed, for pro-forma disclosure purposes, the value of all options using the Black-Scholes option-pricing model. The following weighted average assumptions were used in this calculation:

                                          Weighted Average
                                             Assumptions
                                          ----------------
            Expected dividend yield             0%
            Risk-free interest rate            5.18%
            Assumed forfeiture                  0%
            Expected holding period           4 years

        The following summarizes the activity in the Company's stock option plan:


                                                                      Weighted
                                                                      Average
                                     Number of shares                 Exercise
                                 -----------------------              Price
                                 Outstanding      Exercisable        Per Share
                                 --------------   ------------       ----------
        Outstanding June 3, 1999     50,000            50,000         $ 1.37
        Granted                      50,000            50,000           1.37
                                    -------        ----------        ----------
        Outstanding, June 1, 2000   100,000           100,000           1.37
        Granted                          --                --             --
        Exercised                        --                --             --
                                    --------       ----------        ----------
        Outstanding, May 31, 2001   100,000           100,000        $  1.37
                                    =======        ==========        ==========

        Had compensation cost for the plan been determined based on the fair value of the options at the grant date, the Company's net loss would have increased by approximately $31,250 in 2000, resulting in a net loss for the year ended June 1, 2000 in the amount of $211,109. Net loss per share would have been $0.29 for the year ended June 1, 2000.

        The following table summarizes information about options outstanding at May 31, 2001:


                  Options Outstanding                   Options Exercisable
------------------------------------------------    --------------------------
                        Weighted-
                        Average         Weighted-                  Weighted-
Range of                Remaining       Average                      Average
Exercise    Number      Contractual     Exercise     Number        Exercisable
Prices    Outstanding     Life           Price       Exercisable     Price
-------   -----------  -------------   -----------  ------------   ------------

$ 1.37     100,000       2 years        $  1.37       100,000       $  1.37

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Subsequent Events:
---------------------------
        Effective October 31, 2001, in connection with the Company's line of credit agreement (see Note 6), the lending institution extended the line of credit until December 2002. In addition, the lending institution reduced the Tangible Net Worth covenant from $550,000 to $300,000. All other terms and conditions remain the same.

        As of October 29, 2001, the note payable to an individual (see Note 7) was restructured through a reduction of interest payable from 10 percent to 8 percent per annum which will become effective December 16, 2001. Payment of interest only, will commence on January 15, 2002 for a period of six months. Thereafter, payment consisting of principal and interest will be made in the amount of $16,267 monthly, with a final payment date of January 2007.