Form 10QSB
period 2001-08-30
AMBASSADOR FOOD SERVICES CORP
filed 2002-03-18
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended August 30, 2001

Commission File Number 0-1744
Ambassador Food Services Corporation

Delaware                               244-0656199
(State or other jurisdiction of        (IRS Employer Identification #)
incorporation or organization)
5-30 54th Avenue
Long Island City, NY 11101
(Address of principal executive offices)
718-361-2512
(Registrant's Telephone Number,
Including Area Code)


No Changes
(Former name, Former Address, and Former Fiscal
Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 YES___X___ NO____
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 735,156 shares outstanding as of 8/30/2001.

 AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY

 INDEX

 Part 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

Condensed Consolidated Balance Sheets
August 30, 2001 (Unaudited) and May 31, 2001          3

Consolidated Statements of Operations
Three Months ended August 30, 2001 (Unaudited)
And August 31, 2000  (Unaudited)                      4

Condensed Consolidated Statements of Cash Flows
Three months ended August 30, 2001 and August 31,     4
2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements  5
(Unaudited)

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations         5-7

Signatures                                            7

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                    8/30/01        5/31/01
                                        (Unaudited)     (Audited)

Cash                                    $ 329,967       $ 20,240
Receivables                               989,184        720,585
Holdback Receivable                                      507,899
Inventories                               128,222        124,906
Other Current Assets                       30,456         11,828
                                           ------         ------
Total Current Assets                    1,477,829      1,385,458

Property, Plant and Equipment - Net       164,512        175,033

Other Assets                               33,014         33,016
                                           ------         ------
Total Assets                           $1,675,355     $1,593,507
                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Trade Accounts Payable                  $ 592,945      $ 462,639
Accrued Expenses and Other                250,214        380,826
Current Maturities of Long-Term           215,938        231,727
Debt
Line of Credit                            377,661        236,529
                                          -------        -------
Total Current Liabilities               1,436,758      1,311,721

Long-Term Debt, less Current              795,726        847,031
Maturities
Other                                      31,900         36,251
                                           ------         ------
Liabilities
Total Liabilities                       2,264,384      2,195,003

Stockholders' Deficit
Common Stock                            1,009,230      1,009,230
Additional Paid-In Capital                718,291        718,291
Accumulated Deficit                    (1,986,979)    (1,999,506)
                                      ------------    -----------
                                         (259,458)      (271,985)
Treasury Stock                           (329,571)      (329,511)
                                      ------------    -----------
                                         (589,029)      (601,496)

Total Liabilities and
Stockholders' Deficit                 $ 1,675,355    $ 1,593,507
                                      ============   ============

See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     3 Months Ended  3 Months Ended
                                         8/30/01        8/31/00
                                       (Unaudited)    (Unaudited)

Total Revenue                          $ 1,606,680    $ 3,958,228

Costs of Products Sold                     614,236      1,810,331
Payroll Expenses                           451,992        986,154
Operating                                  180,684        509,055
Administrative                             314,411        546,096
Depreciation and Amortization               20,139        116,966
Interest                                    12,691         85,483
                                            ------         ------
Total Expenses                           1,594,153     4, 054,085
                                         ---------     ----------

Income ( Loss ) from Operations             12,527        (95,857)

Provision for Income Taxes                       0              0
                                                 -              -

Net Income (Loss)                         $ 12,527       ($95,857)
                                          ========      ==========

Income ( Loss ) per common share             $ .02        ($ 0.13)
                                             =====       =========
Weighted Average Shares                    735,156        735,356
Outstanding


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              3 Months       3 Months
                               Ended          Ended
                              8/30/01        8/31/00
                            (Unaudited)    (Unaudited)

Net Cash provided (used)
By continuing operations     $ 245,365      $ 21,109

Net Cash provided (used)
By investing activities         (9,616)      136,298

Net Cash provided (used)
By financing activities         73,978      (153,564)
                                ------      --------

Net Increase (Decrease)
in Cash                        309,727         3,843

Cash:
Beginning of period             20,240       232,775
                                ------       -------
End of period                $ 329,967      $236,618
                             =========      ========

See accompanying notes to condensed consolidated financial statements.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 30, 2001, the consolidated statements of operations for the three month periods ended August 30, 2001, and August 31, 2000, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's May 31, 2001 annual report to shareholders. The results of operations for the periods ended August 30, 2001 and August 31, 2000 are not necessarily indicative of the operating results for the full year.

2. LINE OF CREDIT

The Company's line of credit agreement was extended until December 2002. In addition, the lending institution reduced the tangible net worth covenant from $550,000 to $300,000. All other terms and conditions remain the same

3. PENSION LIABILITY

The Multi-employer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial withdrawal liability. As of August 31, 2001, the Company became subject to a pension plan withdrawal liability for termination of the plans. The Company believes its reserve of $ 90,000 for this liability is sufficient and is included in accrued expenses in the accompanying August 31, 2001 consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION "Safe

Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
The statements which are not historical facts contained in this report on Form 10-QSB are forward looking statements that involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors, include, but are not limited to, those relating to competition, the ability to successfully market new products and services, the economic conditions in the markets served by the Company, the ability to hire and retain key personnel and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "anticipate", "expect", "intend", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

Operating Results
-----------------

In August, 2000 and January 2001, the Company sold all operating assets of its Kansas City, Missouri location and its Des Moines, Iowa and Lawton, Oklahoma locations. As a result, the Company no longer uses vending machines to service its customers' accounts. The Company discontinued its janitorial operation in New Jersey on August 30, 2001. The Company continues to operate in New York's food service and janitorial services industries. Therefore, to provide more meaningful comparisons, the operating results of the Company for the three months ended August 30, 2001 will be compared to the operating results for only the New York division for the three months ended August 30, 2000.

Revenues for the food division for the three months ended August 30, 2001 exceeded the same period of the prior year by $56,201 or 4.1%. Revenues for the janitorial services division, however, decreased by $106,787 or 35.5% less than the prior year. The decline in revenues in the janitorial services was primarily due to the loss of a major customer in New Jersey to competition resulting in the discontinuation of providing janitorial service in New Jersey. The New York janitorial service continues to operate as an auxiliary service to several current food service customers.

Costs of products sold decreased slightly from 56.9% of food revenues for the same period of the prior year to 56.5% for the current quarter. Labor costs for the food service division increased from 20.8% of food revenues to 22.5% due to the need for additional personnel for increased summer revenues of a major customer. Operating costs decreased from 12.5% of food revenues for the first quarter of the prior year to 11.5% for the current quarter. Administrative costs also decreased from 12.9% of food revenues for the prior year to 12.2% for the first quarter of the current year.

Interest expense decreased $72,792 or 85.1% because the majority of the proceeds from the sale of assets of the three operations and the corporate building were used to reduce debt. Declining interest rates also contributed to the decrease. In addition, in January 2001, the Company restructured a note payable with a primary lender and in accordance with generally accepted principles, the effective interest rate on the debt from the restructure date has been reduced to zero because the future interest expense has been added to the principal amount.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from a surplus of $73,737 on May 31, 2001 to a surplus of $41,071 on August 30, 2001. The Company continues to have good relationships with its vendors. The Company restructured its note payable with an individual through a reduction of interest payable from 10% to 8% per annum effective December 16, 2001. Payment of interest only will commence on January 15, 2002 for a period of six months. The cash flow generated, however, has been below expectations and is slightly less than ongoing expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)

By_________________________               ________________________
Robert A. Laudicina  PhD                    Date
President & Treasurer


By_________________________               _________________________
John Makula                                 Date
Vice President