Form 10QSB
period 2001-11-29
AMBASSADOR FOOD SERVICES CORP
filed 2002-03-18
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 29, 2001

Commission File Number 0-1744
Ambassador Food Services Corporation

Delaware                                        244-0656199
 (State or other jurisdiction of                (IRS Employer Identification #)
 incorporation or organization)
 5-30 54th Avenue
 Long Island City, NY 11101
 (Address of principal executive offices)
 718-361-2512
 (Registrant's Telephone Number,
 Including Area Code)

 No Changes
 (Former name, Former Address, and Former Fiscal
 Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 YES___X___ NO______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 735,056 shares outstanding as of 11/29/01

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
 Condensed Consolidated Balance Sheets
 November 29, 2001 (Unaudited) and May 31, 2001          3

 Consolidated Statements of Operations
 Three and Six Months ended November 29, 2001
 And November 30, 2000 (Unaudited)                       4

 Condensed Consolidated Statements of Cash Flows
 Three and Six Months ended November 29, 2001            4
 And November 30, 2000 (Unaudited)

 Notes to Condensed Consolidated Financial Statements
 (Unaudited)                                             5

Item 2.
 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                     5 - 7

 Signatures                                              7

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         11/29/01       5/31/01
ASSETS                                 (Unaudited)     (Audited)

Cash                                    $ 371,162        $20,240
Receivables                             1,128,539        720,585
Holdback Receivable                                      507,899
Inventories                               129,440        124,906
Other Current Assets                       37,200         11,828
                                           ------         ------
Total Current Assets                    1,666,341      1,385,458

Property, Plant and Equipment - Net       187,264        175,033

Other Assets                               29,830         33,016
                                           ------         ------
Total Assets                           $1,883,435     $1,593,507
                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Trade Accounts Payable                  $ 576,410      $ 462,639
Accrued Expenses and Other                212,893        380,826
Current Maturities of Long Term Debt      123,480        231,727
Line of Credit                            655,123        236,529
                                          -------        -------
Total Current Liabilities               1,567,906      1,311,721

Long-Term Debt                            854,366        847,031
Other Long-term Liabilities                24,900         36,251
                                           ------         ------
Total Liabilities                       2,447,172      2,195,003

Stockholders' Deficit:
Common Stock                            1,009,230      1,009,230
Additional Paid-In Capital                718,291        718,291
Accumulated Deficit                   (1,961,657)    (1,999,506)
                                      -----------    -----------
                                        (234,136)      (271,985)
Treasury Stock                          (329,601)      (329,511)
                                        ---------      ---------
                                        (563,737)      (601,496)

Total Liabilities and                 $ 1,883,435    $ 1,593,507
                                      ===========    ===========


See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             6 Months     6 Months    3 Months    3 Months
                               Ended        Ended       Ended       Ended
                             11/29/01     11/30/00    11/29/01    11/30/00
                           (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)

Total Revenue:                $3,299,792  $7,483,508  $1,693,112  $3,525,280

Costs of Products Sold         1,301,009   3,505,278     686,773   1,694,947
Payroll Expenses                 927,588   1,896,308     475,596     910,154
Operating                        348,151     943,208     167,467     434,153
Administrative                   619,838   1,106,565     305,427     560,469
Depreciation and                  36,916     217,747      16,777     100,781
Amortization
Interest                          28,441     171,908      15,750      86,425
                                  ------     -------      ------      ------
Total Expenses                 3,261,943   7,841,014   1,667,790   3,786,929
                               ---------   ---------   ---------   ---------

Income from Cont. Ops.            37,849   (357,506)      25,322   (261,649)
(BIT)

Provision for Income Taxes             0           0           0
                                       -           -           -           -

Net Income (Loss)                $37,849  ($357,506)     $25,322  ($261,649)
                                 =======  ==========     =======  ==========

Income ( loss ) per                $0.05   ( $0.49 )       $0.03     ($0.36)
                                   -----   ---------       -----     -------
common share
Weighted Average Shares
outstanding                      735,056     735,356     735,056     735,356

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   6 months       6 months
                                    ended          ended
                                   11/29/01       11/30/00
                                 (Unaudited)    (Unaudited)

Net Cash provided (used)
By continuing operations          $ 79,291       $ 76,973
Net Cash provided (used)
By investing activities           (45,961)      (110,876)
Net Cash provided (used)
By financing activities            317,592         33,438
                                   -------         ------
Net Increase (Decrease) in Cash    350,922          (465)
Cash:
Beginning of period                 20,240        232,775
                                    ------        -------

See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 29, 2001, the consolidated statements of operations for the three and six month periods ended November 29, 2001, and November 30, 2000, and the condensed consolidated statements of cash flows for the three and six month periods then ended have been prepared by the company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 29, 2001 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto included in the Company's May 31, 2001 annual report to shareholders. The results of operations for the periods ended November 29, 2001 and November 30, 2000 are not necessarily indicative of the operating results for the full year.

2. LINE OF CREDIT
The Company's line of credit agreement was extended until December 2002. In addition, the lending institution reduced the tangible net worth covenant from $550,000 to $300,000. All other terms and conditions remain the same.

3. PENSION LIABILITY
The Multi-employer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial withdrawal liability. As of November 29, 2001, the Company became subject to a pension plan withdrawal liability for termination of the plans. The Company believes Its reserve of $ 90,000 is sufficient for this liability and is included in accrued expenses in the accompanying November 29, 2001 consolidated financial statements.

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

Total revenues for the six months ended November 29, 2001 exceeded the revenues for continuing operations of the prior year by $242,454 or 7.9%. Revenues for the food service division exceeded the revenues for food service for the same period of the prior year by $588,174 or 23.4%. New business and increased revenues from existing customers contribute to the increase. Revenues for the janitorial service division for the same six-month period decreased by $345,720 or 64.0% due to the loss of a major customer in New Jersey which resulted in the discontinuation of janitorial service in New Jersey.

Costs of products sold for the food service division decreased to 41.9% of food revenues compared to 44.6% of food revenues for the same period of the prior year. Labor costs increased to 28.1% of revenues compared to 25.3% for the prior year as additional personnel were needed to handle the additional volume. Labor for janitorial services increased to 69.2% of janitorial revenues compared to 54.6% for the prior year.

Total operating expenses decreased to 10.6% of total revenues compared to 12.9% of total revenues for the prior year.

Total Administrative expenses increased to 18.8% of total revenues compared to 14.8% of total revenues for the prior year.

Interest expense decreased $143,467 or 83.5% because the majority of the proceeds from the sale of assets of the three operations were used to reduce debt. Declining interest rates also contributed to the decrease. In addition, in January 2001, the Company restructured a note payable with a primary lender and in accordance with generally accepted principles, the effective interest rate on the debt from the restructure date has been reduced to zero because the future interest expense has been added to the principal amount.

Liquidity and Capital
---------------------

The Company's working capital increased from a surplus of $73,737 on May 31, 2001 to a surplus of $98,435 on November 29, 2001. The Company continues to have good relationships with its vendors. The Company restructured its note payable with an individual through a reduction of interest payable from 10% to 8% per annum effective December 16, 2001. Payment of interest only will commence on January 15, 2002 for a period of six months..

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


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)


By_________________________                    ____________________
Robert A. Laudicina PhD                             Date
President & Treasurer


 By_________________________                   ____________________
John Makula                                         Date
Vice President