Form 10KSB/A
period 2001-05-31
AMBASSADOR FOOD SERVICES CORP
filed 2002-05-03
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                (Amendment No. 1)

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
                       ------------------------

Ambassador Food Services Corporation
---------------------------------------
(Name of small business issuer in its charter)

Delaware                                44-0656199
-----------------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue Long Island City, New York 11101
-------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Issuer's  telephone  number:  718-361-2512
                            ----------------

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

Exhibit Index is on page 37.

Transitional Small Business Disclosure Format:    YES___   NO  _X_

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

                    The Company has elected to exclude segment reporting for the janitorial and maintenance division because it represents less than 10% of the Company's total revenues, assets and profit or loss.

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



                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

  (a) Price Range of Common Stock

      The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF). The bid quotations for the Company's common stock for each quarter during fiscal years ended May 31, 2001 and June 1, 2000 are shown below:



                                      2001           2000
                                  Bid Quotation  Bid Quotation
                                  High     Low   High     Low
                                  ----     ---   ----     ---
       First Quarter              $.35    $.29  $.875   $.3125
       Second Quarter            $.375    $.35 $.3125     $.25

       Third Quarter              $.37    $.27 $.3125     $.28
       Fourth Quarter             $.27    $.27  $.375     $.26


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

  Item 6. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

      2001 Results
      ------------

                    Several major events occurred during Fiscal 2001 which complicated a comparison analysis of the operating results for Fiscal 2001 and Fiscal 2000. These events are as follows:

        o In August 2000, the Company sold the assets of its Kansas City vending machine and cafeteria operation resulting in a loss of $129,000 of which $110,000 was recognized in FY2000 as a write down of carrying value of intangible assets resulting from an impairment of these intangible assets. The remaining loss of $19,000 that resulted from the sale of equipment was recorded as a non-operating loss on the sale of property and equipment in FY 2001. Because of declining sales in the vending operations, intense competition and the capital-intensive nature of the business, management decided to exit the vending service business.

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

      Operating costs increased from 37.4% of total sales in FY2000 to 41.4% of total sales in FY2001. Declining sales and increased labor and operating costs in the vending operations caused management to sell the vending and food operations in the Midwest. The operating costs for the janitorial division, which are included in the operating expenses of the Statements of Operations, were 83.9% of revenues for Fiscal 2001 compared to 77.7% of revenues for Fiscal 2000 due to supply expense exceeding the prior year by 34.2%. The janitorial operations were discontinued in August 2001 because of a major decline in sales and resulting operating losses.

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

      The operating loss for FY2001 was $1,153,492 compared to income of $62,281 for FY2001. The vending and food operations in the Midwest suffered operating losses of $687,000 compared to income of $133,000 for the prior year, which prompted management to exit the vending business. The janitorial operations had an operating loss of $16,000 in Fiscal 2001 compared to income of $116,000 for Fiscal 2000. The remaining decline in operating income of $264,000 consisted of a decline of $172,000 in operating income of the New York food service operation and an increase in corporate expenses of $92,000.

      Interest expense decreased by $96,355 or 31.6% less in FY2001 compared to FY2000 because the majority of the proceeds from the sale of assets were applied to debt.

      The Company realized a gain of $1,033,878 on the sale of the assets in Iowa and Oklahoma and a gain of $116,000 on the sale of its corporate office facility in Kansas City. An extraordinary gain net of taxes of $112,689 was realized on the settlement of vendor debt and the restructure of a long-term note payable.

      The net loss for FY2001 was $18,637. The loss for FY2000 was $179,859.

          Liquidity and Capital Resources
          -------------------------------

    The Company's working capital increased from a deficit of $1,148,951 in FY2000 to a surplus of $73,737 in FY2001. The deferred receivable of $ 507,899 resulting from the sale of the Iowa and Oklahoma assets was collected in August 2001. The proceeds from the asset sale reduced total liabilities approximately $2,660,000. In February 2002, the Company received and recorded $100,000 of a $150,000, net of a reserve of $50,000, contingent gain from the sale of assets which wasn't due until January, 2003. Another $100,000 with the same contingency is due January 2004. The Company has very good relationships with all of its current vendors.

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

       Although the Company's financial position improved in Fiscal 2001, cash flow will, in the opinion of management, be slightly less than ongoing expenses. There is no guarantee of future performance as actual results may differ materially because of competition, risks and uncertainties.

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

Item  9. Directors and Executive Officers of the Registrant;  Compliance with 16
      (a) of the Exchange Act.

  (a), (b) The  Executive  Officers and Directors of the Company are as follows:

               Name             Age     Principal Occupation      Director
                                                                   Since
        Robert A. Laudicina(1)   60    President, Treasurer(2)      1986
        Arthur D. Stevens(1)     76    Chairman of the Board(3)     1963
        Ann W. Stevens           59    Real Estate Broker           1996
        John A. Makula(1)        52    Vice President/ Secretary(4) 2000

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

             Names of Individuals,                          Fiscal       Base
           Number of Persons in Group                        Year      Salary
         and Capacities in which Served
       Arthur D. Stevens,                                    2001       $0.00
       Chairman of the Board of Ambassador and Director      2000       $0.00
       of its  subsidiary                                    1999     $51,868

       Robert A. Laudicina,                                  2001    $176,706
       President and Treasurer                               2000    $174,769
                                                             1999    $166,905

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

      (3)  Includes 12,800 shares owned by Mr. Berlin's wife.

  (b) Security Ownership of Management

                                                Shares of Stock
                                              Beneficially Owned
                                                 May 31, 2001
                                                 ------------
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

   (c)Changes in Control

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

Item 13. Exhibits and Reports on Form 8-K

  (a) Exhibit No.:

         3A  Articles of Incorporation of the Registrant              (1)

         3B  By-Laws of the Registrant                                (1)

          6  1984 Incentive Stock Option Plan Dated January 31, 1984  (2)

         10  Material Contracts Agreement with Paul F. Leathers       (1)

         23  Subsidiary of the Registrant.                            (3)

         24  Sale of the remaining vending and cafeteria assets in
             Iowa and Oklahoma                                        (4)


         25 Change in certifying accountant                           (4)

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



                             Chairman of the Board              Date
------------------           -----------------------------          --------
Arthur D. Stevens                 Title


                               President and Chief
                             Executive Officer/Director         Date
------------------           -----------------------------          --------
Robert A. Laudicina               Title


                             Director                           Date
------------------           --------------------                   --------
Ann W. Stevens                    Title


                             Vice President/Secretary, Director  Date
------------------           ----------------------------------      ---------
John A. Makula                    Title

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




August 29, 2001, except for Note 18,
as to which the date is October 31, 2001

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          MAY 31, 2001 AND JUNE 1, 2000

    ASSETS                                                  2001        2000
                                                            ----        ----
Current Assets:
  Cash                                                  $   20,240   $  232,775
  Accounts receivable, net of allowance for doubtful
   accounts of $23,337 in 2001 and $32,500 in 2000         720,585    1,199,560
  Deferred receivable                                      507,899        --
  Inventories                                              124,906      537,655
  Prepaid expenses                                          11,828      109,494
  Current portion of note receivable                          --         28,473
                                                        ----------   -----------

    Total Current Assets                                 1,385,458    2,107,957

Property and Equipment, Net                                175,033    1,611,249

Other Assets:
  Location contracts, net of accumulated amortization
   of $-0- in 2001 and $166,963 in 2000                       --        147,477
  Note receivable, less current portion                       --        263,339
  Excess of purchase price over net assets acquired,
   net of accumulated amortization of $-0- in 2001
   and $23,722 in 2000                                        --          2,430
  Deferred expenses                                           --         45,829
  Deposits                                                  33,016       68,617
  Other assets                                                --         25,628
                                                        ----------   -----------

    Total Other Assets                                      33,016      553,320
                                                        ----------   -----------

    TOTAL ASSETS                                        $1,593,507   $4,272,526
                                                        ==========   ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Line of credit agreement                              $  236,529   $  770,969
  Accounts payable                                         462,639    1,549,304
  Accrued expenses                                         380,826      439,342
  Current maturities of long-term debt                     231,727      497,293
                                                        ----------   -----------
   Total Current Liabilities                             1,311,72     3,256,908

Long-Term Liabilities:
  Projected benefit obligation                                --         89,641
  Subordinated note payable to stockholder                    --         47,395
  Long-term debt, less current maturities                 847,031     1,420,856
  Other liabilities                                        36,251        40,585
                                                        ----------   -----------
   Total Liabilities                                    2,195,003     4,855,385

Stockholders' Deficit:
  Common stock, par value $1.00 per share; authorized
   2,000,000 shares; issued and outstanding 1,009,230
   shares                                               1,009,230     1,009,230
  Additional paid-in capital                              718,291       718,291
  Accumulated deficit                                  (1,999,506)   (1,980,869)
                                                       -----------   -----------
                                                         (271,985)     (253,348)
  Less treasury stock - 273,774 shares                    329,511       329,511
                                                       -----------   -----------
    Total Stockholders' Deficit                          (601,496)     (582,859)
                                                       -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $1,593,507    $4,272,526
                                                       ===========   ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

          AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000

                                                            2001        2000
                                                            ----        ----
Net Sales:
  Food                                                 $10,275,776  $15,822,981
  Janitorial                                               992,886    1,312,268
                                                       ------------ ------------
                                                        11,268,662   17,135,249
Cost and Expenses:
  Cost of food products sold                             5,186,039    7,832,824
  Operating                                              4,667,144    6,402,466
  Selling and administrative                             2,270,654    2,344,346
  Depreciation and amortization                            298,317      493,332
                                                       ------------  -----------
   Total Costs and Expenses                             12,422,154   17,072,968
                                                       ------------  -----------

Operating Income (Loss)                                 (1,153,492)      62,281

Other Income (Expense):
  Interest income                                           20,927       26,008
  Interest expense                                        (208,042)    (304,397)
  Loss on collection of net receivables                    (22,981)     (20,842)
  Gain on settlement of pension                              3,114       46,777
  Gain on sale of property and equipment                   107,674       10,314
  Gain on sale of assets                                 1,033,878         --
                                                       ------------  -----------
   Total Other Income (Expense), Net                       934,570     (242,140)
                                                       ------------  -----------

Loss Before Income Tax Benefit
and Extraordinary Item                                    (218,922)    (179,859)

Income Tax Benefit                                          87,596         --
                                                       ------------  -----------

Loss Before Extraordinary Item                            (131,326)    (179,859)

Extraordinary Item - Gain on Extinguishment/
  Settlement of Debt, Less Income Taxes of $87,596         112,689         --
                                                       ------------  -----------

Net Loss                                               $   (18,637)  $ (179,859)
                                                       ============  ===========

Basic and Diluted Income  (Loss) Per
  Common Share:

Loss Before Extraordinary Item                         $      (.18)  $     (.24)

Extraordinary Item                                             .15         --
                                                       ------------  -----------

Net Loss                                               $      (.03)  $     (.24)
                                                       ============  ===========

Weighted Average of Common
  Shares Outstanding                                       735,536      735,536
                                                       ============  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

          AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000




                                                        Common Stock
                              -------------------------------------------------------

                                       Issued                      Treasury             Additional                         Total
                              ------------------------   ----------------------------     Paid-in      Accumulated     Stockholders'
                                Shares        Amount        Shares        Amount          Capital        Deficit          Deficit
                              ----------   -----------   -----------    ----------     ------------   --------------   -------------
Balance as of June 3, 1999     1,009,230   $1,009,230      273,674     $ (329,455)       $ 718,291    $(1,801,010)      $ (402,944)

Net Loss                          --           --            --             --               --          (179,859)         (179,859)

Purchase of Treasury Stock        --           --              100            (56)           --             --                  (56)
                              ----------   ----------   -----------   --------------   ------------   --------------   -------------

Balance as of June 1, 2000     1,009,230    1,009,230      273,774       (329,511)         718,291     (1,980,869)         (582,859)

Net Loss                          --           --            --           --                 --           (18,637)          (18,637)
                              ----------   ----------   -----------   --------------   ------------   -------------    -------------

Balance as of May 31, 2001     1,009,230   $1,009,230      273,774     $ (329,511)       $ 718,291    $(1,999,506)      $  (601,496)
                              ==========   ==========   ===========   =============    ============   =============    =============



The Notes to the Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 2001 AND JUNE 1, 2000


                                                            2001       2000
                                                            ----       ----

Cash Flows from Operating Activities:
  Net loss                                             $  (18,637)  $(179,859)
  Extraordinary item                                     (200,285)      --
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         298,317     493,332
    Sale of assets                                     (1,033,878)      --
   Impairment of long-lived assets                          --        110,460
   Sale of property and equipment                        (107,674)    (10,314)
   Provision for bad debts                                  9,163     (16,017)
   Loss on collection of net receivables                   22,981      20,842
   Gain on settlement of pension                           (3,114)    (46,777)
   Changes in operating assets and liabilities, net of
    effects from assets sold:
    Accounts receivable                                   469,812    (246,010)
    Inventories                                           101,776      30,019
    Prepaid expenses                                       97,666     (60,791)
    Accounts payable and accrued expenses                 188,708    (558,592)
    Other liabilities                                      (4,335)
          --
    Benefit obligations                                  (130,377)      --
                                                        ----------   ---------
      Net Cash Used in Operating Activities              (309,877)   (463,707)

Cash Flows from Investing Activities:
  Purchase of property and equipment                     (991,738)   (219,031)
  Proceeds from sale of property and equipment            295,038      10,314
  Proceeds from sale of assets                          1,793,113       --
  Collection of note receivable                           268,831      21,016
  Change in deposits and other assets                      62,663     (77,842)
                                                        ----------   ---------
    Net Cash Provided by (Used in) Investing
     Activities                                         1,427,907    (265,543)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt                    --    1,086,150
  Principal payments on long-term debt                   (748,730)   (594,795)
  Payments on subordinated note payable                   (47,395)   (121,163)
  Purchase of treasury stock                                --            (56)
  Net (payments) proceeds under line of credit           (534,440)    353,479
                                                        ----------  ----------
    Net Cash Provided by (Used in) Financing
     Activities                                        (1,330,565)    723,615
                                                       -----------  ----------
Net Decrease in Cash                                     (212,535)     (5,635)

Cash at Beginning of Year                                 232,775     238,410
                                                       -----------  ----------

Cash at End of Year                                    $   20,240   $ 232,775
                                                       ==========   ==========



The Notes to the Consolidated Financial Statements are an integral part of these statements.

          AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

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

        The remaining carrying value of location contracts of $138,155 and excess purchase price over net assets of $932 were written off as part of the disposition of the Iowa and Oklahoma operations (see Note 2).

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

        Short-Term  Financial  Instruments
        ----------------------------------
        The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

        Notes  Payable and  Long-Term  Debt
        -----------------------------------
        The carrying amount of the line of credit approximates its fair value because the currently effective rates reflect market rates. The carrying amount of fixed rate notes payable approximates its fair value based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

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

        Revenue Recognition
        Revenue from customer  contracts are recognized at the time products and
        services  are  provided  to  the  customer  in  accordance   with  those
        contracts.

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Sale of Assets:
------------------------
        During the fiscal year ended May 31, 2001, the Company sold substantially all of its assets in the Missouri, Iowa and Oklahoma vending machine and cafeteria operations. The Company has not discontinued its remaining food operations located in New York. Revenues for the disposed operations were 47.1 percent and 61.8 percent of total revenues for 2001 and 2000, respectively. The total net adjusted selling price amounted to $3,621,772 in the form of cash, direct payments to vendors and a deferred receivable. The sale resulted in a net gain of $1,033,878, which is included in other income.

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
                                         ==========        ==========

        In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations, the Company recorded a receivable of $508,000 net of an estimate of $72,000 for potential adjustments for claims.

        In its third quarter Form 10QSB filed with the Securities and Exchanges Commission on July 20, 2001, the Company recognized a gain on disposal of discontinued operations which included $150,000 ($200,000 net of a $50,000 reserve) of a deferred receivable from the sale of the Iowa and Oklahoma vending machine and cafeteria operation assets, due in equal installments of $100,000 each on July 12, 2003 and 2004. In management's opinion, this gain was realizable since the assessment was that collection of the deferred receivable net of the established reserve would be imminent. In addition, management classified the sale as a disposal of discontinued operations. Subsequent to the third quarter filing, management concluded that the sale constituted a sale of a portion of its food segment business. In addition, although management of the Company continues to be confident that the net deferred receivable will be collected, it concluded that based on certain terms of the Asset Purchase Agreement, the $150,000 deferred receivable should be considered a gain contingency and not be recorded in the financial statements until received. Accordingly, the Company has reversed the effect of the portion of the gain in the amount of $150,000 in its fourth quarter ended May 31, 2001 financial statements. Therefore, this $150,000 is not included in the $507,899 deferred receivable.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Property and Equipment:
-------------------------------
       Property and equipment consists of the following:
                                                      2001            2000
                                                      ----            ----
       Vending Equipment                           $   --         $4,920,500
       Cafeteria and Commissary Equipment            386,254       1,116,833
       Building and Leasehold Improvements            17,342         761,037
       Vehicles                                      165,578         394,106
       Janitorial Equipment                          147,357         147,357
       Warehouse Equipment                            22,189          92,581
       Office Equipment                               89,484         365,469
       Other                                          21,661           9,477
                                                     -------       ---------
                                                     849,865       7,807,360
       Less Accumulated Depreciation                 674,832       6,196,111
                                                     -------       ---------

       Property and Equipment, Net                 $ 175,033      $1,611,249
                                                     ========     ==========

       Depreciation of property and equipment for the years ended May 31, 2001 and June 1, 2000 amounted to $288,995 and $477,352, respectively.

Note 4 - Note Receivable:
------------------------
       Note receivable consisted of the following:
                                                     2001                2000
                                                     ----                ----
       Note receivable from BVI, due in monthly
       installments of $12,300, including
       interest at 8.5 percent through April 2001  $  --           $  291,812

       Less Current Portion                           --               28,473
                                                   --------        ----------

       Long-Term Portion                           $  --           $  263,339
                                                   ========        ==========

       The note was fully paid during the year ended May 31, 2001, net of a $22,981 discount.

Note 5 - Current Liabilities:
----------------------------
       Accrued expenses consisted of the following:

                                                       2001              2000
                                                       ----              ----
       Legal and Other Professional Fees           $  20,199       $    4,925
       Vacation Pay                                   30,752           63,328
       Taxes                                          15,560           47,880
       Salaries                                       59,835          149,616
       Current Portion of Benefit Obligation            --             43,850
       Medical Insurance                              44,980           73,472
       Reserve for Pension Withdrawal Liability       90,000             --
       Reserve for Settlements                        30,000             --
       Non-Compete Clause Liability                   36,504             --
       Accrued Sales Tax Costs                        20,596           29,612
       Other                                          32,400           26,659
                                                     -------          -------
        Total Accrued Expenses                       $380,826        $439,342
                                                     ========        ========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Line of Credit Agreement:
---------------------------------
        In December 1999, the Company entered into a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 80 percent of eligible accounts receivable. Interest is payable monthly at prime (7 percent at May 31, 2001) plus 4 percent. The amount is collateralized by a first priority perfected security interest in all the Company's assets excluding real estate and equipment, for which the lender has a second priority perfected security interest. The agreement, which expires in December 2001, contains a restrictive covenant that the Company was not in compliance with as of May 31, 2001. The lender has issued a waiver of the default as of May 31, 2001 through October 31, 2001.

        The balance of the credit line was $236,529 and $770,969 as of May 31, 2001 and June 1, 2000, respectively.

       Note 7 - Long-Term Debt:
       -----------------------

       Long-term  debt consists of the following:
                                                       2001            2000
                                                       ----            ----
         Notes  payable  -  equipment,  payable  in
       monthly   installments  of   approximately
       $25,500,  including  interest at 8 percent
       in 2001,  and rates ranging from 9 percent
       to  19.3  percent  in  2000,  due  through
       October 2002, collateralized by equipment    $  45,107      $   411,230


       Notes  payable  to  vendors,   payable  in
       varied  monthly  installments,   including
       interest at 8 percent,  due through August
       2001                                             2,271           11,479

       Notes payable to  stockholders  at 10 per-
       cent,  payable in monthly  installments of
       $5,681,  due  through  December  2000.             --            45,915

       Note  payable  to  Bassman  Vending,  Inc.
       (BVI) payable in monthly  installments  of
       $5,150, including interest at 8.5 percent,
       due through March 2001,  collateralized by
       certain location  contracts and equipment.         --            49,525

       Note payable to an  individual  at 12 per-
       cent,  payable in monthly  installments of
       interest only through  October  2000.  The
       note was restructured on January 15, 2001,
       reducing  the  original   note  amount  of
       $1,400,000 to $1,050,000  plus interest at
       10 percent per annum.  Interest only to be
       paid the first six months,  and a $250,000
       payment   was  paid  in   February   2001.
       Thereafter, principal plus interest in the
       amount  of  $17,102  to  be  paid  monthly
       through June 30, 2005 with a final payment
       of $9,056 on July 15, 2006, collateralized
       by a security  interest in all  commissary
       equipment and a  subordinated  interest in
       accounts receivable  (A)                     1,031,380        1,400,000
                                                    ---------        ---------

       Total Long-term Debt                         1,078,758        1,918,149

       Less Current Maturities                        231,727          497,293

       Long-Term Portion                             $847,031       $1,420,856
                                                    =========       ==========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Long-Term Debt (Continued):
-----------------------------------

       Aggregate annual principal payments applicable to long-term debt due subsequent to May 31, 2001 are as follows:

                   Year                         Amount
                   ----                         ------

                   2002                        $231,727
                   2003                         205,218
                   2004                         205,218
                   2005                         205,218
                   2006                         205,218
                   Thereafter                    26,159
                                             ----------
                    Total                    $1,078,758
                                             ==========

      (A) In accordance with generally accepted accounting principles, the effective interest rate on the debt from the restructure date has been reduced to zero because the future interest expense of $259,339 has been added to the principal amount of $1,050,000.

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


Note 9 - Extraordinary Items (Continued):
----------------------------------------

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

Note 10 - Leases:
----------------
       Future minimum lease payments under all non-cancelable operating leases, as of May 31, 2001 are as follows:

          Fiscal year       Real
            Ending         Estate      Equipment       Total          Sublease
          ----------      --------     ---------       -----          --------

            2002          $155,840     $ 12,804       $168,644         $31,800
            2003           113,458       12,054        125,512          31,800
            2004           113,360        6,280        119,640          31,800
            2005           102,238        1,256        103,494           5,300
            2006            86,940        --            86,940            --
                          --------     --------        -------        --------
                          $571,836     $ 32,394       $604,230        $100,700
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

                                                              2001       2000
                                                              ----       ----

       Projected benefit obligations beginning of year       $92,988   $142,484

       Service cost                                            7,112      6,073
       Interest cost                                           8,014      6,614
                                                            ---------  --------
       Projected benefit obligation at settlement date       108,114    155,171
       Unrecognized prior service asset at settlement date  (105,000)  (108,394)
                                                            ---------  --------

       Gain on pension settlement                            $ 3,114   $ 46,777
                                                            =========  ========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Employee Benefit Plans (Continued):
--------------------------------------------
       The following table sets forth the change in benefit obligation in the Company's consolidated financial statements:
                                                              2001       2000
                                                              ----       ----

       Projected benefit obligation, beginning of year     $ 133,491  $ 318,891
       Service cost                                             --        6,073
       Interest cost                                            --       18,174
       Benefits paid                                         (25,377)   (54,476)
       Settlement of projected benefit obligation           (108,114)  (155,171)
                                                            ---------  --------

       Projected benefit obligation, end of year           $    --     $133,491
                                                            ========== ========

       Net accrued pension cost is included in the accompanying consolidated financial statements as follows:

                                                              2001       2000
                                                              ----       ----

       Current portion included in accrued expenses        $    --    $  43,850
       Long-term portion of obligation                          --       89,641
                                                            ---------  --------
                                                           $    --    $ 133,491
                                                            =========  ========

       The weighted-average discount rate used was 8.0 percent in determining the actuarial present value of the projected benefit obligation in 2000.

       Net periodic pension cost for 2001 and 2000 consisted of the following components:

                                                              2001       2000
                                                              ----       ----

       Service cost-benefits earned during the period           --    $   6,073
       Interest cost on projected benefit obligation            --    $  18,174
                                                            ---------  --------

       Net periodic pension cost                           $    --    $  24,247
                                                            =========  ========

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Income Taxes:
----------------------
       Deferred income taxes consisted of the following:

                                                              2001       2000
                                                              ----       ----

       Deferred tax liability                              $  63,221  $ 192,896
       Deferred tax asset                                   (773,166)  (957,841)

         Less valuation allowance                            709,945    764,945
                                                            ---------  --------

       Net Deferred Income Taxes                           $    --    $   --
                                                            =========  ========

       The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows:

                                                              2001       2000
                                                              ----       ----
       Amortization of location contracts                  $   3,729  $   6,432
       Accelerated depreciation                               59,492    186,464
                                                            ---------  --------
       Deferred tax liability                              $  63,221  $ 192,896
                                                            =========  ========

       Accrued costs                                       $ (27,460) $ (20,935)
       Pension costs                                             --     (53,396)
       Vacation accrual                                      (12,301)   (25,331)
       Allowance for bad debts                                (9,335)   (13,000)
       Other                                                 (15,830)   (32,314)
       Net operating loss carryforwards                     (575,981)  (631,055)
       AMT credit carryforward                              (106,504)  (106,504)
       Investment tax credit carryforward                    (25,755)   (75,306)
                                                            ---------  --------
       Deferred tax asset                                  $(773,166) $(957,841)
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

       The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows:

                                                              2001       2000
                                                              ----       ----
       Federal income tax benefit computed at
         statutory rate                                    $ (74,433) $ (61,152)
       State income tax benefit                              (13,135)   (10,792)
       Tax effect of nondeductible expenses                    5,204      8,857
       Increase (decrease) in valuation allowance            (55,000)    45,268
       Expiration of investment tax credit carryforward       49,551     25,168
       Other, net                                                217     (7,349)
                                                            ---------  --------
                                                           $ (87,596) $    --
                                                            =========  ========

       The Company had available at May 31, 2001, investment tax credit carryforwards of $25,755, which expire in 2002.

       In addition, the Company had net operating loss carryforwards available at May 31, 2001 which amounted to $1,118,164 and expire from 2008 through 2020.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Supplemental Disclosures of Cash Flow Information:
-----------------------------------------------------------

                                                              2001       2000
                                                              ----       ----
        Cash paid during the year for:
         Income taxes                                     $     --    $   --
         Interest                                         $  207,635  $ 305,215


        Supporting   Schedule  of  Non-Cash   Investing   and  Financing
        Activities:
         Sale of assets (see Note 2):
         Inventory                                            $  310,973
         Equipment and vehicles                                1,951,596
         Location contracts                                      138,155
         Other assets                                             46,825
         Gain on sale of assets                                1,033,878
                                                               ---------
                                                               3,481,427

        Less Direct payments to vendors for accounts payable  (1,180,415)
              Deferred receivable assumed                       (507,899)
                                                               ---------

             Cash Proceeds Received                           $1,793,113
                                                              ==========

        Also, the Company had certain transactions that resulted in the forgiveness of debt (see Note 9).

Note 14 - Operating Expenses:
----------------------------
        Operating expenses in the accompanying consolidated statements of operations consisted of the following:

                                                              2001       2000
                                                              ----       ----
        Payroll and related costs                      $ 3,206,144   $4,964,013
        Equipment rental costs                             133,696      260,396
        Other                                            1,327,304    1,178,057
                                                         ---------    ---------
                                                       $ 4,667,144   $6,402,466
                                                         =========    =========

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
            Expected holding period          4 years

        The following summarizes the activity in the Company's stock option plan:


                                                                     Weighted
                                                                     Average
                                      Number of shares               Exercise
                                  ----------------------------         Price
                                  Outstanding      Exercisable       Per Share
                                  -----------      -----------       ---------
        Outstanding June 3, 1999       50,000        50,000          $ 1.37
        Granted                        50,000        50,000            1.37
                                  -----------      -----------      ----------
        Outstanding, June 1, 2000     100,000       100,000            1.37
        Granted                         --            --                --
        Exercised                       --            --                --
                                  -----------      -----------      ----------
        Outstanding, May 31, 2001     100,000       100,000           $1.37
                                  ===========      ===========      ==========

        Had compensation cost for the plan been determined based on the fair value of the options at the grant date, the Company's net loss would have increased by approximately $31,250 in 2000, resulting in a net loss for the year ended June 1, 2000 in the amount of $211,109. Net loss per share would have been $0.29 for the year ended June 1, 2000.

        The following table summarizes information about options outstanding at May 31, 2001:

                  Options Outstanding                      Options Exercisable
-------------------------------------------------------  -----------------------
                                Weighted-
                                Average       Weighted-               Weighted-
        Range of                Remaining     Average                  Average
        Exercise    Number      Contractual   Exercise     Number    Exercisable
        Prices    Outstanding      Life       Price      Exercisable     Price
        --------  -----------   -----------   --------   -----------  ----------
        $  1.37     100,000      2 years      $  1.37     100,000      $  1.37

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