Form 10QSB/A
period 2001-03-01
AMBASSADOR FOOD SERVICES CORP
filed 2002-05-13
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB/A

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

No Changes
(Former name, Former Address, and Former Fiscal Year, if
Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES_X__ NO______
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 735,356 shares outstanding as of 5/11/01

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
March 1, 2001  (Unaudited) and June 1, 2000 (Audited)           3

Consolidated Statements of Operations
Three and Nine Months ended March 1, 2001 ( Unaudited)
And March 2, 2000  (Unaudited)                                  4

Condensed Consolidated Statements of Cash Flows
Nine Months ended March 1, 2001 (Unaudited)
And March 2, 2000 (Unaudited)                                   5

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                     6

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                           6-7


Part 2. OTHER INFORMATION                                       8


Signatures                                                      8

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                3/1/2001       6/1/2000
        ASSETS                                (Unaudited)      (Audited)
                                              -----------      ----------
        Cash                                    $ 19,351       $ 232,775
        Receivables                            1,024,063       1,228,033
        Deferred Receivable                      480,000               -
        Inventories                              152,609         537,655
        Other Current Assets                      11,985         109,494
                                              -----------      ----------
        Total Current Assets                   1,688,008       2,107,957

        Property and Equipment - Net             172,703       1,611,249

        Location Contracts                             -         147,477
        Other Assets                              73,138         405,843
                                              -----------      ----------

        Total Assets                          $1,933,849       $ 4,272,526
                                              ===========      ==========


        LIABILITIES AND STOCKHOLDERS' DEFICIT
        Trade Accounts Payable                 $ 645,872     $ 1,549,304
        Accrued Expenses and Other               355,160         439,342
        Current Maturities of Long Term Debt     191,305         497,293
        Line of Credit                           209,034         770,969
                                              -----------      ----------
        Total Current Liabilities              1,401,371       3,256,908

        Long-Term Debt                           945,744       1,420,856
        Other Long-Term Liabilities               43,250         177,621
                                              -----------      ----------
        Total Liabilities                      2,390,365       4,855,385

        Stockholders' Deficit:
        Common Stock                           1,009,230       1,009,230
        Additional Paid-In Capital               718,291         718,291
        Accumulated Deficit                   (1,854,526)      (1,980,869)
                                              -----------      ----------
                                                (127,005)       (253,348)
        Treasury Stock                          (329,511)       (329,511)
                                              -----------      ----------
        Total Stockholders' Deficit             (456,516)       (582,859)
                                              -----------      ----------

        Total Liabilities and Stockholders'
          Deficit                             $1,933,849     $ 4,272,526
                                              ===========      ==========

         See accompanying notes to condensed consolidated financial statements.


               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   9 MONTHS             9 MONTHS                 3 MONTHS              3 MONTHS
                                                    ENDED                ENDED                    ENDED                 ENDED
                                                   3/1/2001             3/2/2000                 3/1/2001              3/2/2000
                                                  (Unaudited)          (Unaudited)              (Unaudited)            (Unaudited)
                                                 -------------         --------------           ------------           ------------
Total Revenue                                      $9,796,104           $ 12,977,116             $2,312,596             $4,159,522

Cost and Expenses:
Cost of food products sold                          4,636,748              5,928,312              1,131,470              1,919,665
Operating                                           3,902,724              4,886,060              1,063,208              1,563,737
Administrative                                      1,986,768              1,552,621              1,270,533                482,362
Depreciation and Amortization                         278,328                356,505                 60,581                125,817
                                                 -------------          -------------          -------------          -------------
Total Expenses                                     10,804,568             12,723,498              3,525,792              4,091,581
                                                 -------------          -------------          -------------          -------------

Operating Income ( Loss )                          (1,008,464)               253,618             (1,213,196)                67,941

Other Income ( Expense ):
Interest income                                        10,551                 19,879                  2,333                  4,224
Interest expense                                     (199,053)              (218,808)               (27,145)               (87,199)
Loss on collection of net receivables                 (22,981)                     -                (22,981)                     -
Gain on settlement of pension                           3,114                      -                  3,114                      -
Gain on sale of property and equipment                109,013                  1,525                112,206                      -
Gain on sale of assets                              1,033,878                      -              1,033,878                      -
                                                 -------------          -------------          -------------          -------------
Total Other Income ( Expense ), Net                   934,522               (197,404)             1,101,405                (82,975)
                                                 -------------          -------------          -------------          -------------

Income ( Loss ) Before Income Tax Benefit and
Extraordinary Item                                    (73,942)                56,214               (111,791)               (15,034)

Income Tax Benefit                                    (87,596)                     -                (87,596)                     -
                                                 -------------          -------------          -------------          -------------
Income ( Loss ) Before Extraordinary Item              13,654                 56,214                (24,195)               (15,034)

Extraordinary Item-Gain on Extinguishment /
Settlement of Debt, Less Income Taxes
of $87,596                                            112,689                      -                112,689                      -
                                                 -------------          -------------          -------------          -------------

Net Income                                          $ 126,343               $ 56,214               $ 88,494              $ (15,034)
                                                 =============          =============          =============          =============

Income ( Loss ) per Common
Share Before Extraordinary Item                        $ 0.02                 $ 0.08                $ (0.03)               $ (0.02)

Extraordinary item per Common Share                    $ 0.15                    $ -                 $ 0.15                    $ -
                                                 -------------          -------------          -------------          -------------

Net Income ( Loss ) per Common Share                   $ 0.17                 $ 0.08                 $ 0.12                $ (0.02)
                                                 =============          =============          =============          =============

Weighted Average Shares
Outstanding                                           735,356                735,356                735,356                735,356
                                                 =============          =============          =============          =============


         See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   9 MONTHS            9 MONTHS
                                                    ENDED               ENDED
                                                   3/1/2001            3/2/2000
                                                  (Unaudited)        (Unaudited)
                                                 ------------        -----------
Cash Flows from Operating Activities:
Net income                                         $ 126,343           $ 56,214
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                        278,328            356,505
Changes in operating assets and liabilities:
Accounts receivable                                  203,970           (166,587)
Inventories                                          385,046             39,502
Prepaid expenses                                      97,509            103,192
Accounts payable                                    (903,432)          (394,249)
Accrued expenses                                     (84,182)          (183,734)
Other liabilities                                   (134,371)                 -
                                                 ------------       ------------
     Net Cash Used in Operating Activities           (30,789)          (189,157)

Cash Flows from Investing Activities:
Purchase of property and equipment                  (970,729)          (219,031)
Proceeds from sale of property and equipment       2,278,424             51,664
Deferred receivable                                 (480,000)                 -
Collection of note receivable                        291,812             21,016
Change in deposits and other assets                   40,893           (128,512)
                                                 ------------       ------------
     Net Cash Provided by (Used in) Investing
     Activities                                    1,160,400           (274,863)

Cash Flows from Financing Activities:
Principal payments on long-term debt                (781,100)          (675,988)
Proceeds from loan                                         -          1,006,210
Net (payments) proceeds under line of credit        (561,935)           175,417
                                                 ------------       ------------
     Net Cash Provided by (Used in) Financing
     Activities                                   (1,343,035)           505,639

Net Increase (Decrease) in Cash                     (213,424)            41,619

Cash at Beginning of Period                          232,775            238,410
                                                 ------------       ------------

Cash at End of Period                               $ 19,351          $ 280,029
                                                 ============       ============

         See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 1,2001 the consolidated statements of operations for the three and nine month periods ended March 1, 2001, and March 2, 2000, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without any audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 1, 2001 and for all periods presented have been made.

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

2. RECOGNITION OF REVENUE
Revenue from customer contracts are recognized at the time products and services are provided to the customer in accordance with those contracts.

3. EXTRAORDINARY ITEMS
Gain from Restructure of Debt
-----------------------------
On January 15, 2001, a note payable to an individual was restructured through reduction of the original principal amount due of $1,400,000 to $1,050,000 and a reduction of interest from 12 percent to 10 percent per annum. The aggregate gain from restructure amounted to $51,243, net of applicable income taxes of $39,418.

Gain From Settlement with Vendors
---------------------------------
In connection with the sale of assets of the Iowa and Oklahoma vending machine and cafeteria operations, the Company settled amounts due and outstanding to certain vendors. The transaction resulted in a gain of $61,446 net of applicable income taxes of $48,178.

Collectively, the gains from extinguishment/settlement of debt of $112,689 net of applicable income taxes of $87,596 have been reflected in the statement of operations for the nine months ended March 1, 2001.

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

Operating Results
-----------------
Total revenues for the nine months ended March 1, 2001 were $3,181,000 or 24.5% less then the prior year primarily due to the sale of the assets of the three vending and food service operations in Fiscal 2001.

Costs of food products sold increased from 45.7% of revenues for the prior year to 47.3% for the current year. An increasing unfavorable sales product mix and the difficulty in increasing selling price caused the increase.

Operating expenses also increased from 37.7% of revenues for the prior year to 39.8% for the current year. Increased vehicle and supply expense contributed to the increase.

Administrative expenses were 20.3% of revenues compared to 12.0% for the prior year. The fixed nature of most of these expenses combined with reduced revenues resulted in a substantial increase as a percent of revenues. In March 2001, the Company sold its corporate office building in Kansas City and moved its principal executive offices to its Long Island City, New York facility resulting in a reduction of administrative expenses.

A gain of $1,033,878 was realized on the sale of the assets of the assets of the Iowa and Oklahoma operations in January 2001. An additional gain of $116,000 was realized on the sale of the Corporate office building in Kansas City. An extraordinary gain of $112,689 net of income taxes of $87,596 was realized as the result of a settlement of vendor debt ($109,624) and the restructure of a note payable ($90,661).

Liquidity and Capital Resources
-------------------------------
The Company's working capital improved from a deficit of $1,148,951 as of 6/1/00 to a surplus $286,637 due to the majority of the proceeds from the sale of assets being applied to debt.

Although the sale of assets improved the financial condition of the Company, future cash flow is projected to be slightly less than ongoing expenses.

Part 2.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company was not involved in any material proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       None.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  The following is a list of exhibits filed as part of the Form 10-QSB.

           None

      (b) Reports on Form 8-K.

           None

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