Form 10QSB
period 2002-02-28
AMBASSADOR FOOD SERVICES CORP
filed 2002-05-13
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February  28, 2002

Commission File Number 0-1744
Ambassador Food Services Corporation

Delaware                        244-0656199
(State or other jurisdiction of (IRS Employer Identification #) incorporation or organization)
5-30 54th Avenue
Long Island City, NY 11101
(Address of principal executive offices)
718-361-2512
(Registrant's Telephone Number,
Including Area Code)
No Changes
(Former name, Former Address, and Former Fiscal
Year, if
Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES _X___ NO______
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 735,056 shares outstanding as of 2/28/02

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
 Condensed Consolidated Balance Sheets
 February 28, 2002  (Unaudited) and May 31, 2001 (Audited)     3

Consolidated Statements of Operations
Three and Nine Months ended February 28, 2002 (Unaudited)      4
And March 1, 2001  (Unaudited)

Condensed Consolidated Statements of Cash Flows
Nine Months ended February 28, 2002 (Unaudited)                5
And March 1, 2001  (Unaudited )

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                    6-7

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                            7-9

Part 2.  OTHER INFORMATION                                     9


Signatures                                                     10

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               2/28/2002         5/31/2001
         ASSETS                              ( Unaudited )      ( Audited )
                                             ------------       -----------
         Cash                                  $ 348,791          $ 20,240
         Receivables                             974,088           720,585
         Deferred Receivable                           -           507,899
         Inventories                             138,488           124,906
         Other Current Assets                     33,555            11,828
                                             ------------       -----------
         Total Current Assets                  1,494,922         1,385,458

         Property and Equipment - Net            167,634           175,033

         Other Assets                             29,830            33,016
                                             ------------       -----------

         Total Assets                        $ 1,692,386        $ 1,593,507
                                             ============       ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Trade Accounts Payable                $ 563,234         $ 462,639
         Accrued Expenses and Other              210,624           380,826
         Current Maturities of Long Term Debt    178,022           231,727
         Line of Credit                          498,177           236,529
                                             ------------       -----------
         Total Current Liabilities             1,450,057         1,311,721

         Long-Term Debt                          759,738           847,031
         Other Long-Term Liabilities              17,900            36,251
                                             ------------       -----------
         Total Liabilities                     2,227,695         2,195,003

         Stockholders' Deficit:
         Common Stock                          1,009,230         1,009,230
         Additional Paid-In Capital              718,291           718,291
         Accumulated Deficit                  (1,933,229)       (1,999,506)
                                             ------------       -----------
                                                (205,708)         (271,985)
         Treasury Stock                         (329,601)         (329,511)
                                             ------------       -----------
         Total Stockholders' Deficit            (535,309)         (601,496)
                                             ------------       -----------
         Total Liabilities and
               Stockholders' Deficit          $1,692,386        $ 1,593,507
                                             ============       ===========

     See accompanying notes to condensed consolidated financial statements.

                                                      AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                   9 MONTHS                 9 MONTHS                 3 MONTHS                 3 MONTHS
                                     ENDED                    ENDED                    ENDED                    ENDED
                                   2/28/2002                 3/1/2001                 2/28/2002                 3/1/2001
                                  (Unaudited)              (Unaudited)              (Unaudited)              (Unaudited)
                                   ---------               ----------                ---------                ---------
Total Revenue                   $4,844.476             $  9,796,104                  $1,544,684               $2,312,596

Cost and Expenses:
Cost of food products sold      1,950,358                 4,636,748                     649,349                1,131,470
Operating                       1,895,940                 3,902,724                     620,201                1,063,208
Administrative                    951,254                 1,986,768                     328,780                1,270,533
Depreciation and Amortization      58,840                   278,328                      21,924                   60,581
                                ---------                 ----------                  ---------                ---------
Total Expenses                  4,856,392                10,804,568                   1,620,254                3,525,792

Operating Income (Loss)           (11,916)               (1,008,464)                    (75,570)              (1,213,196)

Other Income (Expense):
Interest income                     4,291                    10,551                       1,654                    2,333
Interest expense                  (44,212)                 (199,053)                    (15,771)                 (27,145)
Loss on collection
   of net receivables                 -                     (22,981)                      -                      (22,981)
Gain on settlement of pension         -                       3,114                       -                        3,114
Gain on sale of property
  and equipment                     1,100                   109,013                       1,100                  112,206
Contingent gain                   109,052                 1,033,878                     109,052                1,033,878
                                ---------                 ----------                  ---------                ---------
Total Other Income(Expense), Net   70,231                   934,522                      96,035                1,101,405
                                ---------                 ----------                  ---------                ---------

Benefit and Extraordinary Item     58,315                   (73,942)                     20,465                 (111,791)
Income Tax Benefit                 (3,463)                  (87,596)                     (3,463)                 (87,596)
                                ---------                 ----------                  ---------                ---------
Income (Loss) Before
    Extraordinary Item             61,778                    13,654                      23,928                  (24,195)

Extraordinary Item-Gain
on Extinguishment / Settlement
of Debt, Less Income Taxes of
$3,463 for FY2002 and
$87,596 for FY 2001                 4,499                   112,689                       4,499                  112,689
                                ---------                 ----------                  ---------                ---------
Net Income                      $  66,277                 $ 126,343                   $  28,427                $  88,494
                                =========                 ==========                  =========                =========
Income (Loss) per
Common Share Before
Extraordinary Item              $    0.08                 $     0.02                  $    0.03                $   (0.03)

Extraordinary item
per Common Share                $    0.01                 $     0.15                  $    0.01                $    0.15
                                ---------                 ----------                  ---------                ---------
Net Income (Loss) per
Common Share                    $    0.09                 $     0.17                  $    0.04                $    0.12
                                =========                 ==========                  =========                =========

Weighted Average Shares
Outstanding                       735,056                   735,356                     735,056                  735,356
                                =========                 ==========                  =========                =========

     See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      9 MONTHS       9 MONTHS
                                                        ENDED          ENDED
                                                      2/28/2002      3/1/2001
                                                     (Unaudited)    (Unaudited)
                                                     ------------   ------------
Cash Flows from Operating Activities:
Net income                                              $ 66,277      $ 126,343
Adjustments to reconcile net gain to net cash
used in operating activities:
Depreciation and amortization                             58,840        278,328
Changes in operating assets and liabilities:
Receivables                                             (253,503)       203,970
Inventories                                              (13,582)       385,046
Prepaid expenses                                         (21,727)        97,509
Accounts payable                                         100,595       (903,432)
Accrued expenses                                        (170,202)       (84,182)
Other liabilities                                        (18,351)      (134,371)
                                                     ------------   ------------
    Net Cash Used in Operating Activities               (251,653)       (30,789)

Cash Flows from Investing Activities:
Purchase of property and equipment                       (51,441)      (970,729)
Proceeds from sale of property and equipment                   -      2,278,424
Deferred receivable                                      507,899       (480,000)
Collection of note receivable                                  -        291,812
Change in deposits and other assets                        3,186         40,893
                                                     ------------   ------------
    Net Cash Provided by (Used in) Investing Activities  459,644      1,160,400

Cash Flows from Financing Activities:
Principal payments on long-term debt                    (140,998)      (781,100)
Purchase of treasury stock                                   (90)             -
Net ( payments ) proceeds under line of credit           261,648       (561,935)
                                                     ------------   ------------
   Net Cash Provided by (Used in) Financing Activities   120,560     (1,343,035)
                                                     ------------   ------------

Net Increase (Decrease) in Cash                          328,551       (213,424)

Cash at Beginning of Period                               20,240        232,775
                                                     ------------   ------------
Cash at End of Period                                  $ 348,791       $ 19,351
                                                     ============   ============


     See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of February 28, 2002, the consolidated statements of operations for the three and nine month periods ended February 28, 2002, and March 1, 2001, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without any audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's May 31, 2001 annual report to shareholders. The results of operations for the periods ended February 28, 2002 and March 1, 2001 are not necessarily indicative of the operating results for the full year.

2. RECOGNITION OF REVENUE
Revenue from customer contracts are recognized at the time product and services are provided to the customer in accordance with those contracts.

3. LINE OF CREDIT
The Company's line of credit agreement was extended until December 2002. In addition, the lending institution reduced the tangible net worth covenant, as defined, from $550,000 to $300,000. All other terms and conditions remain the same.

4. PENSION LIABILITY
The Multi-employer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if a plan terminates or a company withdraws, a company could be subject to a substantial withdrawal liability. As of November 29, 2001, the Company became subject to a pension plan withdrawal liability for termination of the Company's plans. In March 2002 the Company reached an agreement with the pension provider whereby the Company will pay $50,000 on May 1, 2002 and $ 50,000 on May 10, 2002 to fully satisfy the pension withdrawal liability. The Company had adequately reserved for the potential liability in its Fiscal Year 2001 financial statements.

5. EXTRAORDINARY ITEMS
Gain from Restructure of Debt

In Fiscal 2001, a note payable to an individual was restructured through reduction of the original principal amount due of $1,400,000 to $1,050,000 and a reduction of interest from 12 percent to 10 percent per annum. The aggregate gain from restructure amounted to $51,243, net of applicable income taxes of $39,418.

In Fiscal 2002, the above note payable to an individual was restructured through the reduction of interest from 10 percent to 8 percent per annum. Commencing January 15, 2002, the Company will make 6 monthly payments of interest only, thereafter, monthly payments of principal and interest will be made. The aggregate gain from restructure amounted to $4,499, net of applicable income taxes of $3,463.

Gain From Settlement with Vendors
In connection with the sale of assets of the Iowa and Oklahoma vending machine and cafeteria operations, the Company settled amounts due and outstanding to certain vendors. The transaction resulted in a gain of $61,446 net of applicable income taxes of $48,178.

Collectively for Fiscal 2001, the gains from extinguishment/settlement of debt of $112,689 net of applicable income taxes of $87,596 have been reflected in the statement of operations for the nine months ended March 1, 2001.

6. CONTINGENT GAIN
The Company received and recorded $100,000 of a $150,000, net of a reserve of $50,000, contingent gain from the sale of assets of the Iowa and Oklahoma vending and food service operations that occurred in January, 2001. This payment wasn't due until January 2003. Another $100,000 with the same contingency is due January 2004.

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

Basis of Presentation

The Company and its subsidiary conduct operations in New York and New Jersey in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services. The Company had previously operated vending machine and cafeteria operations in its food segment, which were located in Missouri, Iowa and Oklahoma. The Company sold substantially all of its assets in these operations in August 2000 and January 2001.

Due to the loss of the majority of its customer base in New Jersey, janitorial operations in New Jersey were discontinued on August 30, 2001. The Company now conducts operations in the food service industry in New York only, although it does provide some auxiliary janitorial services for its existing food service customers. The Statements of Operations for the three and nine months ended February 28, 2002 and March 1, 2001 include the janitorial service operations.


Operating Results

Total revenues for the nine months ended February 28, 2002 were $4,951,628 less than the prior year because of the sale of the vending operations in Fiscal 2001. Revenues for the remaining New York food service operation exceeded the prior year by $915,000 or 24.5% but revenues from the janitorial service segment for the nine months were $559,000 or 74.2% less than the prior year.

Cost of Products Sold for the nine months were 40.3% of revenues compared to 47.3% for the prior year. Excluding the vending service in the prior year, the costs of product were 37.3%. Competitive bidding for governmental food service contracts and the decline in janitorial revenues caused the increase.

Operating expenses for the nine months decreased to 39.1% of total revenues compared to 39.8% for the prior year. Labor reductions and gradual upgrade of company vehicles has resulted in a reduction in vehicle expense.

Administrative expenses decreased to 19.6% of total revenues compared to 20.3% for the prior year.

Interest expense decreased $154,841 or 77.8% because the majority of the proceeds from the sale of assets of the vending machine and food service operations in Missouri, Iowa and Oklahoma were used to reduce debt. Declining interest rates also contributed to the decrease. In addition, in January 2001, the Company restructured a note payable with a primary lender.

The operating loss for the nine months of Fiscal 2002 decreased $996,548 from the prior year. Again, excluding the vending operations in the prior year, the remaining food service operations had an operating income of $170,215 and the janitorial services had an operating loss of $11,020 compared to an operating income of $351,017 and $6,331 for the food service and janitorial service, respectively. The Company received and recorded $100,000 of a $150,000, net of a reserve of $50,000, contingent gain from the sale of assets which wasn't to be paid until January 2003. Another $100,000 with the same contingency is due January 2004.

Liquidity and Capital Resources

The Company's working capital decreased from a surplus of $73,737 on May 31, 2001 to a surplus of $44,865 on February 28, 2002. Receivables increased $253,503 primarily because of the increase in food service sales. Long term debt was reduced by $140,998, however, the line of credit debt increased by $261,648 for the nine months. The investing activities for the nine months of Fiscal 2002 includes the collection of the deferred receivable of $507,899 from the sale of assets transaction. The Company continues to have good relationships with its vendors. The Company restructured its note payable with an individual through a reduction of interest payable from 10% to 8% per annum effective December 16, 2001. Monthly payments of interest only began January 15, 2002 and continue until July 15, 2002 after which principal and interest will be paid. An extraordinary gain of $4,499, net of taxes of $3,463, was realized from the loan restructure.

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