Form 10KSB
period 2002-05-30
AMBASSADOR FOOD SERVICES CORP
filed 2002-09-10
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                   May 30, 2002
                          ----------------------------------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                               --------------------    -------------------------

Commission file number              0-1744
                       ----------------------------

Ambassador Food Services Corporation
------------------------------------------------------
(Name of small business issuer in its charter)

Delaware                                           44-0656199
-----------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue Long Island City, New York 11101
-------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number:   718-361-2512
                           ---------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

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

        YES__X___     NO_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are $ 6,375,687

At May 30, 2002, there were 734,956 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $ 198,438.12.

Exhibit Index is on page 11.

Transitional Small Business Disclosure Format: YES                 NO   X
                                                  -----               -------

                                Table of Content


Part I........................................................................1

Item 1     Description of Business............................................1
Item 2.    Description of Properties..........................................3
Item 3.    Legal Proceedings..................................................3
Item 4.    Submission of Matters to a Vote of Security Holders................3

Part II.......................................................................3

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................3
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................4
Item 7.    Financial Statements .............................................10
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................10

Part III.....................................................................10

Item 9.    Directors and Executive Officers of the Registrant; Compliance
           with 16 (a) of the Exchange Act...................................10
Item 10.   Executive Compensation............................................10
Item 11.   Security Ownership of Certain Beneficial Owners and Management....11
Item 12.   Certain Relationships and Related Transactions....................12

Part IV......................................................................13

Item 13.   Exhibits and Reports on Form 8-K..................................13

                                     PART I


Item 1.   Description of Business

   (a)    Business Development

          The Registrant (hereinafter "Company" or "Ambassador") is a Delaware corporation, incorporated in 1963. It is engaged through divisions in providing contract food service and janitorial services in New York. On August 1, 1989, the name of the Company was changed from Automatique, Incorporated to Ambassador Food Services Corporation. .

          The principal business activity of the Company is the servicing of its customer accounts, which are primarily governmental social service agencies, and not-for profit organizations, through the use of cafeterias and prepared meals delivered from Company commissaries. Formerly, the Company serviced its customers in the Midwest through the use of vending machines but sold all the vending operations in fiscal year 2001. The Company also operated in the janitorial business in New York and New Jersey but discontinued its New Jersey operation in fiscal year 2001. Its New York janitorial services is confined to the New York City area and to providing routine janitorial services for its current food service customers. The Company does not solicit janitorial services outside its food service customer base.

          In March 2001, the Company sold its corporate headquarters building in Kansas City and moved its principal executive offices to its New York location at 5-30 54th Avenue, Long Island City, New York 11101.


   (b)    Business of Issuer

         (1)  Description of Business Done by the Registrant in its Food Segment

         (i and ii) During fiscal year 2001, the Company sold all of the assets of its vending machine operations and a substantial portion of its food service operations. Revenues for the disposed operations were 47.1% of total revenues for fiscal year 2001. The Company's remaining food service operation is confined to the New York City area and consists of providing contract food services for local government social service agencies and not-for-profit agencies. Business is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

         (iii) This segment has developed no new products. The Company, in general, markets products developed by its suppliers.

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

         (vi) During the year ended May 30, 2002, the Company had one customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality. Sales in this segment are on open accounts receivable.

         (vii) The distinctive logo associated with the Company has been registered under the laws of the United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003. As of May 30, 2002, eight employees were members of the union.

         (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

         (ix) The Company does not believe that existing or probable government regulations have a material effect on its operation.

  (b)    (2)   Description of Business Done  by the Registrant in its Janitorial
               Segment

         (i and ii) The janitorial and maintenance service division of the Company's business is confined to the New York City area and consists primarily of providing various types of routine cleaning services as an added service for existing food service customers. The Company discontinued its janitorial service in New Jersey in August 2001.

         (iii) This segment has introduced no new products.

         (iv) The janitorial segment is limited to New York metropolitan areas. Competition for janitorial contracts comes in the form of pricing and quality of service. Competition in general is from regional and local companies.

         (v) The sources and availability of raw materials for this segment are adequate

         (vi) During fiscal year 2002, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality. Sales in this segment are on open accounts receivable.

         (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003. As of May 30, 2002, three employees were members of the union.

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

         (xii) As of  May  30,  2002,  the  Company  employed  approximately  80 persons.

Item 2.  Description of Properties

         The Company leases all real estate for office, warehouse, and commissary facilities. Annual rentals are approximately $193,000 less $31,800 of sublease income. The suitability of the leased properties is adequate; such properties are described below:

                                                          Size    Expiration
Location                             Type of Property  (Sq. Ft.)     Date

5-30 54th Ave., Long Island City, NY    Office/Whse      8,000      Mo/Mo
41-43 24th St., Long Island City, NY    Commissary/Whse  2,500       6/05
24-1 Bridge Plaza, Long Island
     City, NY                           Whse             2,000      11/06
9100 Santa Fe Dr., Overland Park, KS    Restaurant-
                                        (Subleased)      1,800       2/04

          The above physical properties are used for office, food preparation and warehousing of food product items and equipment. The Company owns all of the equipment used. The Company operates approximately 13 vehicles in the conduct of its business.The annual rental on all such leased equipment approximates $ 13,000.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.


                                     PART II

Item 5.   Market for Registrants Common Equity and Related Stockholder Matters

  (a)     Price Range of Common Stock

          The principal market in which the common stock of the Company is traded is the national over- the- counter market (NASDAQ symbol AMBF). The bid quotations for the Company's common stock for each quarter during fiscal year ended May 30, 2002 is shown below:

                                              2002                2001
                                          Bid Quotation      Bid Quotation
                                          High      Low      High      Low
                                          ----     ----     -----     ----
          First Quarter                   $.27     $.27      $.35     $.29
          Second Quarter                  $.27     $.25     $.375     $.35
          Third Quarter                   $.27     $.27      $.37     $.27
          Fourth Quarter                  $.27     $.27      $.27     $.27


          The  quotations  above  reflect   interdealer  prices  without  retail
          mark-up, mark-down, or commission and may not represent actual transactions.

  (b)     Number of Equity Security Holders

          As of February 21, 2002 there were 676 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The reader should read the following discussion in conjunction with the Company's historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Form 10KSB, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business"
sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Critical Accounting Policies
----------------------------

The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include receivables, inventories, accruals and valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

The Company's critical accounting policies are as follows:

REVENUE RECOGNITION
-------------------

Revenue from customer contracts is recognized at the time services are provided to the customer in accordance with those contracts.

INVENTORIES
-----------
Inventories, which consist of food and supplies, are stated at the lower of cost (first-in, first-out) or market. The Company reviews its inventory valuation and writes down the inventory for unusable inventory.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board (FASB) Statement No. 105, consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents
-------------------------
The Company places operating cash and temporary cash investments with high quality financial institutions. At times these amounts exceed the Federal Deposit Insurance Corporation limits of $100,000, however, management monitors the soundness of these institutions and considers the Company's risk negligible.

Accounts Receivable
-------------------
All of the Company's accounts receivable are with customers located in New York. The Company grants credit to customers such as governmental social service agencies and other nonprofit organizations. Credit terms are generally 30-60 days. Collateral is not required. Doubtful receivables continue to be very insignificant.

As of May 30, 2002 and May 31, 2001,  two  customers  represented  approximately
32.7 and 33.0 percent, respectively of total accounts receivable. One of these customers also represented 29.6 and 15.5 percent of total consolidated net sales for the years ended May 30, 2002 and May 31, 2001, respectively.

FINANCIAL INSTRUMENTS
Short-Term Financial Instruments
--------------------------------
The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

Notes Payable and Long-Term Debt
--------------------------------
The carrying amount of the line of credit approximates its fair value because the currently effective rates reflect market rates. The carrying amount of fixed rate notes payable approximates its fair value based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

Effects of Recent Accounting Pronouncements
-------------------------------------------
In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and or Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30, , Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and In frequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

Overview
--------

Ambassador Food Services Corporation provides contract food services for government social-service agencies and not-for-profit organizations in the New York City area. This service is provided in the form of managing on-site cafeterias and delivery of meals prepared in the Company's central commissary. The Company also provides basic janitorial services for several of its food service customers. The Company does not provide janitorial services outside its food service customer base. Although the majority of the business is obtained through public bids, the Company has provided food service to most of its clients in excess of five years.

Results of Operation
--------------------

Total sales for fiscal year 2002 of $6,375,687 were $4,892,975 (43.4%) less than fiscal year 2001 as the result of the sale of the assets of the vending and food service operations in the Midwest in fiscal year 2001 (Note 2).

For discussion and comparison purposes, the operating results for 2002 and 2001, by line of business and in total excluding the Midwest vending and food service operations in fiscal 2001, are presented in the table below:

       2002             Food                Janitorial        Total

Sales                   $5,732,687  100.0%  $643,000  100.0%  $6,375,687 100.0%
Cost of Product Sold     2,593,982   45.2%         -    0.0%  $2,593,982  40.7%
Operating Expense        1,968,361   34.3%   589,136   91.6%  $2,557,497  40.1%
Depreciation Expense        82,101    1.4%         -    0.0%    $ 82,101   1.3%
Administrative Expense   1,220,167   21.3%    20,420    3.2%  $1,240,587  19.5%

Operating Loss           (131,924)   -2.3%    33,444    5.2%  $ (98,480)  -1.5%

       2001                  Food                Janitorial        Total

Sales                   $4,968,290  100.0%  $992,886  100.0%  $5,961,176 100.0%
Cost of Product Sold     2,222,008   44.7%         -    0.0%  $2,222,008  37.3%
Operating Expense        1,733,327   34.9%   833,172   83.9%  $2,566,499  43.1%
Depreciation Expense        74,706    1.5%     3,304    0.3%    $ 78,010   1.3%
Administrative Expense   1,166,108   23.5%   176,647   17.8%  $1,342,755  22.5%

Operating Loss           (227,859)   -4.6%  (20,237)   -2.0%  $(248,096)  -4.2%

Sales for the continuing food service segment of $5,732,687 exceeded fiscal year 2001 by $764,397 (15.4%). Sales for the janitorial segment of $643,000 were $349,886 (35.2%) less than fiscal year 2001. Due to the loss of its janitorial customer base in New Jersey, operations in New Jersey were discontinued in August 2001. The Company continues to provide basic janitorial services to a few of its existing food service customers in New York City. The Company does not pursue janitorial sales outside of its food service customer base.

Cost of food products sold for fiscal year 2002 was 45.2% of sales compared to 44.7% for fiscal year 2001. This slight decrease in gross profit resulted from a reduction of selling prices to remain competitive in the bidding process for governmental food service contracts.

Operating expenses for the food service segment for fiscal year 2002 were 34.3% of sales compared 34.9% of sales for fiscal year 2001. Operating expenses for the janitorial segment increased to 91.6% of sales compared to 83.9% for fiscal year 2001. Janitorial sales for fiscal 2002 consist primarily of auxiliary janitorial services for current food service customers and carry a smaller margin.

Administrative expenses for the food segment decreased to 21.3% of sales for fiscal year 2002 compared to 23.5% of sales for fiscal year 2001 due primarily to the increase in customer base and resulting sales increase.

Depreciation increased $7,395 for the food service segment because of an upgrade of several delivery vehicles.

Interest expense decreased $146,394 (70.4%) because a majority of the proceeds from the sale of the assets of vending machine and food service operations in Missouri, Iowa and Oklahoma were used to reduce debt. Declining interest rates also contributed to the decrease. In addition, in January 2001, the Company restructured a note payable with a primary lender by reducing the interest rate (See Note 6).

The Company received and recorded $100,000 of a $200,000 contingent gain provided in the Asset Purchase Agreement for the Midwest vending operations (See
Note 2).

Liquidity and Capital Resources
-------------------------------

The Company's working capital on May 30, 2002 decreased to a surplus of $4,280 compared to a surplus of $73,737 on May 31, 2001. Cash and cash equivalents increased from $20,240 on May 31, 2001 to $251,023 on May 30, 2002. This
increase is the result of the collection of the deferred receivable from the sale of assets in fiscal year 2001. The Company used $100,000 for a collateral deposit required by the credit line lender.

Net cash provided by operating activities for the year ended May 30, 2002 was a deficiency of $227,107, compared to a deficiency of $309,877 for the prior year. Receivables increased a gross of $ 113,832 because of increased sales in the food service segment. Account Payable increased $58,402, however, accrued expenses decreased $236,647, prepaid expenses decreased $16,939 and other liabilities decreased $17,401.

Net Cash provided by investing activities decreased $1,092,504 from the prior year because the prior year included the proceeds from the sale of the assets of the vending machine and cafeteria operations in Iowa, Missouri and Oklahoma.

Net cash provided by financing activities for fiscal year 2002 was $122,487 compared to a deficiency of $1,330,565 for fiscal year 2001, which contained payment of debt with the proceeds of the sale of assets. The net cash provided by financing activities for fiscal year 2002 contained a reduction of long-term debt of $132,067 and additional credit line borrowing of $254,644. Contractual obligations are shown in the table below:


                                     Less than    1 - 3       4 - 5     After 5
CONTRACTUAL OBLIGATIONS    Total      1 year      years       years      years
Long Term Debt          $  946,691   $ 68,562   $364,756    $383,726   $129,647
Net Operating Leases    $  830,416   $237,672   $433,323    $159,421
                        --------------------------------------------------------
         Total          $1,777,107   $306,234   $798,079    $543,147   $129,647

The Company continues to have a good relationship with its vendors. Although the credit facility was to expire on December 31, 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 be deposited in a restricted savings account. The lender also reduced the tangible net worth covenant from $300,000 to $200,000, reduced the interest rate ..25 percent to prime plus 3.75 percent, and increased the maximum borrowings to 85 percent of eligible accounts receivable.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will marginally fund the Company's operating, capital expenditure and debt requirements through May 29, 2003.

2001 Results
------------

Several major events occurred during fiscal year 2001, which complicated a comparison analysis of the operating results for fiscal years 2001 and 2000. These events are as follows:

         o In August 2000, the Company sold the assets of its Kansas City vending machine and cafeteria operation resulting in a loss of $129,000 of which $110,000 was recognized in fiscal year 2000 as a write down of carrying value of intangible assets. Because of declining sales in the vending operations, intense competition and the capital-intensive nature of the business, management decided to exit the vending service business.

        o In January 2001, the Company sold its remaining vending machine and cafeteria assets in Oklahoma and Iowa. The sale of the assets resulted in a gain of $1,033,878.

        o In March 2001, the Company sold its corporate office building in Kansas City realizing a gain of $116,000 in the sale and moved its principal executive offices to its Long Island City, New York facility. The proceeds from the sale of the vending/cafeteria service operations and the office building were used to reduce debt and pay trade creditors.

        o In January 2001, the Company restructured a $1,400,000 note payable to an individual investor. The restructure included a reduction of interest from 12% of 10% per annum and a reduction of principal from $1,400,000 to $1,050,000 with interest only to be paid the first six months. A gain of $51,243 net of taxes was realized from the debt restructure.

Sales for the food segment for fiscal year 2001 decreased by $5,547,205 or 35.0% less than fiscal year 2000 because of the sale of the assets of the Missouri, Iowa and Oklahoma operations. Sales of the janitorial segment for fiscal year 2001 decreased by $319,382 or 24.3% less than fiscal year 2000 due to the loss of several customers to competition.

Cost of food products sold increased from 49.5% of food sales for fiscal year 2000 to 50.5% of food sales for fiscal year 2001. This increase in product cost was due primarily to an unfavorable change in sales mix in the vending operations.

Operating costs increased from 37.4% of total sales in fiscal year 2000 to 41.4% of total sales in fiscal year 2001. Declining sales and increased labor and operating costs in the vending operations caused management to sell the vending and food operations in the Midwest.

Selling and administrative expenses were slightly less in dollars spent in fiscal year 2001 compared to fiscal year 2000; however, due to the substantial decline in sales and the fixed nature of most of these costs the expense rose to 20.2% of total sales for fiscal year 2001 compared to 13.7% of total sales for fiscal year 2000.

Depreciation and amortization expense decreased by $195,015 or 39.5% less in fiscal year 2001 than in fiscal year 2000 because of the sale of assets in Missouri, Iowa and Oklahoma.

The operating loss for fiscal year 2001 was $1,153,492 compared to income of $62,281 for fiscal year 2000. The losses sustained in the vending and food operations in the Midwest prompted management to exit the vending business.

Interest expense decreased by $96,355 or 31.6% less in fiscal year 2001 compared to fiscal year 2000 because the majority of the proceeds from the sale of assets was applied to debt.

The Company realized a gain of $1,033,878 on the sale of the assets in Iowa and Oklahoma and a gain of $116,000 on the sale of its corporate office facility in Kansas City. An extraordinary gain net of taxes of $112,689 was realized on the settlement of vendor debt and the restructure of a long-term note payable.

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased from a deficit of $1,148,951 in fiscal year 2000 to a surplus of $73,737 in fiscal year 2001. The deferred receivable of $ 507,899 resulting from the sale of the Iowa and Oklahoma assets was collected in August 2001. The proceeds from the asset sale reduced total liabilities approximately $2,660,000. The Company has very good relationships with all of its current vendors.

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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with 16 (a) of the Exchange Act.

  (a), (b) The Executive Officers and Directors of the Company are as follows:

                 Name            Age     Principal Occupation         Director
                                                                        Since
    Robert A. Laudicina (1)       61   President, Treasurer (2)         1986
    Arthur D. Stevens (1)         77   Chairman of the Board (3)        1963
    Ann W. Stevens                60   Real Estate Broker               1996
    John A. Makula (1)            53   Vice President/ Secretary (4)    2000

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

Item 10. Executive Compensation

  (a),(b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 30, 2002, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.

                      NAMES OF INDIVIDUALS,             FISCAL         BASE
                    NUMBER OF PERSONS IN GROUP           YEAR         SALARY
                  AND CAPACITIES IN WHICH SERVED
         Robert A. Laudicina,                            2002        $148,936
         President, CEO and Treasurer                    2001        $176,706
                                                         2000        $174,769

      d)  Stock Options

          Robert Laudicina, President and Treasurer and John Makula, Vice President and Secretary each held options to purchase 25,000 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1999.

          On April 8, 2002, the Board of Directors, terminated the Stock Option Agreement. Mr. Laudicina and Mr. Makula consented to the termination of the agreement.

      g)  Consulting Agreement

          The Company entered into a consulting agreement with a stockholder and former officer. The agreement originally requiring payments of $ 100,482 per annum was informally amended in April 2001 to a total per annum consulting fee of $ 91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 30, 2002 and May 31, 2001 was $ 102,000 and $ 29,500, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  (a)     Security Ownership of Certain Beneficial Owners

          The following table sets forth, as of May 30, 2002, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.


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

     (1) Does not include 91,400 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest.

     (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

     (3)    Includes 12,800 shares owned by Mr. Berlin's wife.

  (b)   Security Ownership of Management

                                                     SHARES OF STOCK
                                                   BENEFICIALLY OWNED
                                                      MAY 30, 2002
                                                   ------------------
                                               NUMBER                 PERCENT
        NAME                                 OF SHARES                OF STOCK
        Arthur D. Stevens
        1901 W. 69th Street
        Mission Hills, KS  66205               191,444  (1)            26.0%

        Robert A. Laudicina
        310 Prospect Avenue
        Hackensack, NJ 07061                    26,265                  3.6%

        John Makula
        5 Pittsford Way
        Nanuet, NY 10954                         9,750                  1.3%

        Ann W. Stevens
        1901 W. 69th Street
        Mission Hills, KS 66205                  1,000                  0.1%

        All Directors and Officers             228,459                 31.0%
           as a Group (4 persons)

    (1) Does not include 91,400 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest.

  (c)  Changes in Control

         The Company knows of no contractual arrangements, which may, at a subsequent date, result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions

The Company entered into a consulting agreement with a stockholder and former officer. The agreement originally requiring payments of $ 100,482 per annum was informally amended in April 2001 to a total per annum consulting fee of $ 91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 30, 2002 and May 31, 2001 was $ 102,000 and $ 29,500, respectively.

Subsequent to June 3, 1999, Mr. Stevens agreed to defer the consulting agreement until January 2001 if equivalent payments were made on a certain note payable to him. The note was paid in full and payments for the consulting agreement commenced in January 2001.

In connection with the issuance of the credit line (see Note 5), the Company's President entered into an agreement with the lender whereby the President has purchased and accepted from the lender a junior participation in the amount of $100,000 in the loans and advances made to the Company by the lender. The arrangement expired in December 2001. Subsequently, the Company was required to place a $100,000 collateral deposit with the lender. (See Note 3).

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

  (a)    Exhibit No.:

            10      Sale of the remaining vending and
                    cafeteria assets in Iowa and Oklahoma      (2)

            16      Change in certifying accountant            (3)

            21      Subsidiary of the Registrant.              (1)

            99      Certification pursuant to Section 906
                    of the Sarbenes-Oxley Act of 2002          (1)

        (1)     Exhibit attached as part of filing.

        (2 & 3) These exhibits were filed with the Company's 10-KSB for the fiscal year ended May 31, 2001.

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


                       AMBASSADOR FOOD SERVICES CORPORATION
                       ------------------------------------
                           (Registrant)


                       By /s/  Robert A. Laudicina     Date  September 10, 2002
                         ---------------------------         ------------------
                         Robert A. Laudicina
                         President and CEO


                       By /s/  John Makula             Date  September 10, 2002
                         ----------------------------        ------------------
                         John A. Makula
                         Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Arthur D. Stevens      Chairman of the Board        Date September 10, 2002
------------------------------------------------------        ------------------
Arthur D. Stevens           Title


                            President and Chief
/s/  Robert A. Laudicina    Executive Officer/Director   Date September 10, 2002
------------------------------------------------------        ------------------
Robert A. Laudicina         Title


/s/   Ann W.  Stevens       Director                     Date September 10, 2002
------------------------------------------------------        ------------------
Ann W. Stevens              Title

                            Vice President/
/s/   John A. Makula        Secretary/Director           Date September 10, 2002
------------------------------------------------------        ------------------
John A. Makula              Title

                                  CERTIFICATION

I, Robert A. Laudicina, Chief Executive Officer (and principal financial officer), certify that:

1. I have reviewed this annual report on Form 10-KSB of Ambassador Food Services Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 10, 2002


/s/ Robert A. Laudicina
----------------------------
Robert A. Laudicina
Chief Executive Officer

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-1


Consolidated Balance Sheets
May 30, 2002 and May 31, 2001                                             F-2


Consolidated Statements of Operations
For the Years Ended May 30, 2002 and May 31, 2001                         F-3


Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended May 30, 2002 and May 31, 2001                         F-4


Consolidated Statements of Cash Flows
For the Years Ended May 30, 2002 and May 31, 2001                         F-5


Notes to Consolidated Financial Statements                           F-6 - F-15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders,
Ambassador Food Services Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 30, 2002 and May 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 30, 2002 and May 31, 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ WithumSmith+Brown
WithumSmith+Brown
New Brunswick, New Jersey
July 19, 2002, except for the second paragraph of Note 5 as to which the date is August 29, 2002

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          MAY 30, 2002 AND MAY 31, 2001


     ASSETS                                         2002             2001
                                                    ----             ----
Current Assets:
   Cash and cash equivalents                        $ 251,023         $ 20,240
   Accounts receivable, net of allowance
    for doubtful accounts of $7,189 in
    2002 and $23,337 in 2001                          834,417          720,585
   Deferred receivable                                     --          507,899
   Inventories                                        115,028          124,906
   Prepaid expenses                                    28,767           11,828
                                                      -------          -------
     Total Current Assets                           1,229,235        1,385,458

Property and Equipment, Net                           166,183          175,033

Other Assets:
   Restricted cash                                    103,531               --
   Deposits                                            29,830           33,016
                                                      -------          -------
     Total Other Assets                               133,361           33,016
                                                     --------          -------

     TOTAL ASSETS                                  $1,528,779       $1,593,507
                                                  ===========      ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Line of credit payable                           $ 491,173        $ 236,529
   Current maturities of long-term debt                68,562          231,727
   Accounts payable                                   521,041          462,639
   Accrued expenses                                   144,179          380,826
                                                     --------         --------
     Total Current Liabilities                      1,224,955        1,311,721

Long-Term Debt, Less Current Maturities               878,129          847,031
Other Liabilities                                      18,850           36,251

Stockholders' Deficit:
   Common stock, $1.00 par value                    1,009,230        1,009,230
   Additional paid-in capital                         718,291          718,291
   Accumulated deficit                             (1,991,075)      (1,999,506)
                                                   -----------      -----------
                                                     (263,554)        (271,985)
   Less treasury stock at cost                       (329,601)        (329,511)
                                                     ---------        ---------
     Total Stockholders' Deficit                     (593,155)        (601,496)
                                                     ---------        ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $1,528,779       $1,593,507
                                                   ===========      ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 30, 2002 AND MAY 31, 2001


                                                        2002         2001
                                                        ----         ----

Sales                                                $ 6,375,687  $ 11,268,662

Costs and Expenses:
   Cost of food products sold                          2,593,982     5,186,039
   Operating                                           2,557,497     4,667,144
   Administrative                                      1,240,587     2,270,654
   Depreciation and amortization                          82,101       298,317
                                                         -------      --------
     Total Costs and Expenses                          6,474,167    12,422,154
                                                      ----------   -----------

Operating Loss                                           (98,480)   (1,153,492)

Other Income (Expense):
   Interest income                                        16,664        20,927
   Interest expense                                      (61,648)     (208,042)
   Contingent gain                                       100,000            --
   Loss on collection of net receivables                      --       (22,981)
   Gain on settlement of pension                              --         3,114
   Gain on sale of property and equipment                  1,100       107,674
   Gain on sale of assets                                     --     1,033,878
   Other income                                           52,727            --
                                                      ----------   -----------
     Total Other Income (Expense), Net                   108,843       934,570
                                                      ----------   -----------
Income (Loss) Before Income Tax Expense
(Benefit) and Extraordinary Item                          10,363      (218,922)

Income Tax Expense (Benefit)                               1,932       (87,596)
                                                      ----------   -----------

Income (Loss) Before Extraordinary Item                    8,431      (131,326)

Extraordinary Item - Gain on Restructure
   /Settlement of Debt, Net of $87,596
   in Income Taxes                                            --       112,689
                                                      ----------   -----------

Net Income (Loss)                                        $ 8,431     $ (18,637)
                                                      ==========   ===========

Basic and Diluted Income (Loss) Per Common Share:
   Income (Loss) Before Extraordinary Item                $ 0.01     $   (0.18)

   Extraordinary Item                                         --          0.15
                                                      ----------   -----------

   Net Income (Loss)                                      $ 0.01     $   (0.03)
                                                      ==========   ===========

Weighted Average of Common Shares Outstanding            734,991       735,256
                                                      ==========   ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MAY 30, 2002 AND MAY 31, 2001


                                           Common Stock
                         --------------------------------------------------------------  Additional                        Total
                         Authorized    Issued                  Treasury                   Paid-in      Accumulated     Stockholders'
                           Shares      Shares       Amount      Shares       Amount       Capital        Deficit          Deficit
                           ------      ------       ------      ------       ------

Balance, June 1, 2000      2,000,000   1,009,230  $ 1,009,230   (273,974)    $(329,511)   $ 718,291    $ (1,980,869)     $ (582,859)

Net Loss                         --          --           --         --            --           --          (18,637)        (18,637)
                           ---------   ---------  -----------   --------     ---------    ---------    ------------      ----------

Balance, May 31, 2001      2,000,000   1,009,230    1,009,230   (273,974)     (329,511)     718,291      (1,999,506)       (601,496)

Net Income                        --          --           --         --            --           --           8,431           8,431

Purchase of Treasury             --          --           --        (300)          (90)          --              --             (90)
Stock                      ---------   ---------  -----------   --------     ---------    ---------    ------------      ----------

Balance, May 30, 2002      2,000,000   1,009,230  $ 1,009,230   (274,274)    $(329,601)   $ 718,291    $ (1,991,075)     $ (593,155)
                           =========   =========  ===========   =========    ==========  ==========    =============     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 30, 2002 AND MAY 31, 2001

                                                       2002           2001
                                                       ----           ----
Cash Flows from Operating Activities:
   Net income (loss)                                $   8,431     $  (18,637)
   Extraordinary item                                      --       (200,285)
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                      82,101        298,317
    Gain on sale of assets                                 --     (1,033,878)
    Gain on sale of property and equipment             (1,100)      (107,674)
    Bad debt (recovery) expense                       (16,148)         9,163
    Loss on collection of net receivables                  --         22,981
    Gain on settlement of pension                          --         (3,114)
    Changes in operating assets and liabilities,
     net of effects from assets sold:
     Accounts receivable                              (97,684)       469,812
     Inventories                                        9,878        101,776
     Prepaid expenses                                 (16,939)        97,666
     Accounts payable                                  58,402        247,224
     Accrued expenses                                (236,647)       (58,516)
     Other liabilities                                (17,401)        (4,335)
     Benefit obligations                                  --        (130,377)
                                                    ---------     ----------
      Net Cash Used in Operating Activities          (227,107)      (309,877)

Cash Flows from Investing Activities:
   Purchase of property and equipment                 (73,251)      (991,738)
   Proceeds from sale of property and equipment         1,100        295,038
   Proceeds from sale of assets                            --      1,793,113
   Change in restricted cash                         (103,531)            --
   Collection of note receivable                           --        268,831
   Collection of deferred receivable                  507,899             --
   Change in deposits                                   3,186         62,663
                                                    ---------     ----------
     Net Cash Provided by Investing Activities        335,403      1,427,907

Cash Flows from Financing Activities:
   Principal payments on long-term debt              (132,067)      (748,730)
   Payments on subordinated note payable                   --        (47,395)
   Purchase of treasury stock                             (90)            --
   Net proceeds (payments) under line of credit       254,644       (534,440)
                                                    ---------     ----------
     Net Cash Provided by (Used in)
     Financing Activities                             122,487     (1,330,565)
                                                    ---------     ----------

Net Change in Cash and Cash Equivalents               230,783       (212,535)

Cash and Cash Equivalents, Beginning of Year           20,240        232,775
                                                    ---------     ----------

Cash and Cash Equivalents, End of Year              $ 251,023     $   20,240
                                                    =========     ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------
         Significant accounting policies followed by Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. (hereinafter collectively known as the Company) in the preparation of the accompanying consolidated financial statements are summarized below:

         BASIS OF PRESENTATION
         The Company conducts operations in New York in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services. The Company had previously operated vending machine and cafeteria operations in its food segment, which were located in Missouri, Iowa and Oklahoma. The Company sold substantially all of its assets in these operations in August 2000 and January 2001 (see Note 2).

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

         REPORTING PERIODS
         The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Fiscal years 2002 and 2001 contained 52 weeks.

         RECLASSIFICATIONS
         Certain amounts from 2001 have been reclassified to conform to the 2002 financial statement presentation.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         INVENTORIES
         Inventories, which consist of food and supplies, is stated at the lower of cost (first-in, first-out) or market.

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
---------------------------------------------------------------

         CONCENTRATION OF CREDIT RISK
         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board (FASB) Statement No. 105, consist primarily of cash and cash equivalents and accounts receivable.

         Cash and Cash Equivalents
         -------------------------
         The Company places operating cash and temporary cash investments with high quality financial institutions. At times these amounts exceed the Federal Deposit Insurance Corporation limits of $100,000, however, management monitors the soundness of these institutions and considers the Company's risk negligible.

         Accounts Receivable
         -------------------
         All of the Company's accounts receivable are with customers located in New York. The Company grants credit to customers such as governmental social service agencies and other nonprofit organizations. Collateral is not required.

         As of May 30, 2002 and May 31, 2001, two customers represented approximately 32.7 and 33.0 percent, respectively, of total accounts receivable. One of these customers also represented 29.6 and 15.5 percent of total consolidated net sales for the years ended May 30, 2002 and May 31, 2001, respectively.

         FINANCIAL INSTRUMENTS
         Short-Term Financial Instruments
         --------------------------------
         The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

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

         EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and or Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

         REVENUE RECOGNITION
         Revenue from customer contracts is recognized at the time services are provided to the customer in accordance with those contracts.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
---------------------------------------------------------------

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. The estimated lives used in determining depreciation are as follows:

                 Description                                    Years
                 -----------                                    -----

            Vending Equipment                                    4-8
            Cafeteria and Commissary Equipment                   3-7
            Leasehold Improvements                   Lessor of Estimated Life or
                                                       Term of Lease
            Vehicles                                             3-5
            Janitorial Equipment                                 3-7
            Office Equipment                                     3-7
            Warehouse Equipment                                  3-7

         INCOME (LOSS) PER COMMON SHARE
         Income (loss) per common share is computed using the weighted average of common shares outstanding during the period. Certain options were outstanding during 2001 but were not considered in the net loss per share calculation, as the effect was antidilutive. In 2002, those options were all canceled by year end, therefore, there was no effect on a per share basis.

NOTE 2 - SALE OF ASSETS:
-----------------------
         During  the  fiscal  year  ended  May  31,   2001,   the  Company  sold
         substantially all of its assets in the Missouri, Iowa and Oklahoma vending machine and cafeteria operations. The Company has not discontinued its remaining food operations located in New York.
         Revenues for the disposed operations were 47.1 percent of total revenues for 2001. The total net adjusted selling price amounted to $3,621,772 in the form of cash, direct payments to vendors and a deferred receivable. The sale resulted in a net gain of $1,033,878, which is included in other income.

         The following is a summary of assets sold as of the "Dates of Sale" (August 2000 for Missouri and January 2001 for Iowa and Oklahoma):

                                                       Dates of Sale

         Cash Change Funds                             $    140,345
         Inventory                                          310,973
         Equipment and Vehicles, Net                      1,951,596
         Location Contracts                                 138,155
         Other Assets                                        46,825
                                                       ------------

         Total Assets                                  $  2,587,894
                                                       ============

         In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations, the Company recorded a deferred receivable of $507,899 net of an estimate of $72,000 for potential adjustments for claims. During the year ended May 31, 2002, the Company collected the entire deferred receivable.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SALE OF ASSETS (CONTINUED):
-----------------------------------
         In addition to the deferred receivable, based on the terms of the Asset Purchase Agreement the Company had with the buyer, $200,000 was held from the purchase price by the buyer contingent upon the buyer retaining certain customers. This $200,000 was not recorded by the Company for the year ended May 31, 2001 as it was deemed a gain contingency. The Asset Purchase Agreement called for the Company to receive the $200,000 in various intervals through 2003. For the year ending May 30, 2002, the Company received and recorded $100,000 of the $200,000 contingent gain.

NOTE 3 - RESTRICTED CASH:
------------------------
         Restricted cash of $103,531 represents a $100,000 collateral deposit required by the lender (see Note 5) plus interest earned of $3,531. The restriction was in connection with the renewal of the line of credit in December 2001. Interest on the deposit is earned at the prime rate (4.75 percent at May 30, 2002). The cash is to be restricted for the life of the line of credit agreement.

NOTE 4 - PROPERTY AND EQUIPMENT:
-------------------------------
         Property and equipment consists of the following at May 30 and 31:

                                                        2002             2001
                                                        ----             ----
         Cafeteria and Commissary Equipment         $  444,545        $432,915
         Leasehold Improvements                         19,832          17,342
         Vehicles                                      116,704         165,578
         Janitorial Equipment                               --         147,357
         Office Equipment                               60,213          64,484
         Warehouse Equipment                            22,189          22,189
                                                      --------        --------
                                                       663,483         849,865
         Less Accumulated Depreciation                 497,300         674,832
                                                       -------         -------
           Property and Equipment, Net                $166,183        $175,033
                                                      ========        ========

         Depreciation expense amounted to $82,101 and $288,995 for the years ended May 30, 2002 and May 31, 2001, respectively.

NOTE 5 - LINE OF CREDIT PAYABLE:
-------------------------------
         The Company entered into a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 80 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime (4.75 percent and 7.00 percent at May 30, 2002 and May 31, 2001, respectively) plus 4 percent. The amount is collateralized by a first priority perfected security interest in all the Company's assets excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which expires in December 2002, contains a tangible net worth covenant, as defined by the lender, that the Company was in compliance with as of May 30, 2002. In addition, the agreement requires that the Company deposit with the lender $100,000 in a restricted savings account (see
         Note 3).

         On August 29, 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 be deposited in a restricted savings account. The lender also reduced the tangible net worth covenant from $300,000 to $200,000, reduced the interest rate .25 percent to prime plus 3.75 percent, and increased the maximum borrowings to 85 percent of eligible accounts receivable.

         The balance of the credit line was $491,173 and $236,529 as of May 30, 2002 and May 31, 2001, respectively.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT:
-----------------------
         Long-term debt consists of the following at May 30 and 31:

                                                        2002            2001
                                                        ----            ----
         Notes payable - equipment,
         payable in monthly
         installments of approximately  $1,791,
         including interest at 8 percent,
         due through March 2003, collateralized
         by equipment                             $ 17,978       $       45,107

         Notes payable - equipment,  payable
         in monthly installments,  including
         interest at 8 percent, due August 2002         --                2,271

         Note  payable to an  individual
         at 8  percent,  payable in
         monthly  installments  of interest
         only through June 2002,
         after June 2002  payments of
         $4,980 are to be paid  monthly
         until June 2003,  thereafter,
         principal  plus  interest in
         the  amount  of  $16,267  are
         to be  paid  monthly  through
         January  2008,  collateralized
         by a security  interest  in
         all  commissary  equipment and
         a  subordinated  interest in
         accounts  receivable. The note
         is  subordinated  to  the
         line of credit.                           928,713            1,031,380
                                               -----------          -----------

         Total Long-Term Debt                      946,691            1,078,758

         Less Current Maturities                    68,562              231,727
                                               -----------          -----------


         Long-Term Portion                     $   878,129             $847,031
                                               ===========          ===========

         Aggregate maturities of long-term debt due within the five years subsequent to May 30, 2002 are as follows:

                           Year                       Amount
                           ----                       ------

                           2003                   $     68,562
                           2004                        175,788
                           2005                        188,968
                           2006                        190,892
                           2007                        192,834
                           Thereafter                  129,647
                                                  ------------
                            Total                 $    946,691
                                                  ============

NOTE 7 - RELATED PARTY TRANSACTIONS:
-----------------------------------
         The Company entered into a consulting agreement with a stockholder and former officer. The agreement originally requiring payments of $100,482 per annum, was informally amended in April 2001 to a total per annum consulting fee of $91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 30, 2002 and May 31, 2001 was $102,000 and $29,500, respectively.

         In connection with the issuance of the credit line (see Note 5), the Company's President entered into an agreement with the lender whereby the President has purchased and accepted from the lender a junior participation in the amount of $100,000 in the loans and advances made to the Company by the lender. The arrangement expired in December 2001. At May 30, 2002 and May 31, 2001, the Company had $9,990 and $12,393,
         respectively, due to officers and directors of the Company. These amounts have been included with accounts payable on the balance sheet.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EXTRAORDINARY ITEMS:
----------------------------

         GAIN FROM RESTRUCTURE OF DEBT
         On January 15, 2001, a note payable to an individual was restructured through reduction of the original principal amount due of $1,400,000, to $1,050,000 and a reduction of interest from 12 percent to 10 percent per annum. Per terms of the new agreement, payments are to be made as stipulated in Note 6 to the financial statements. The aggregate gain from restructure amounted to $51,243, net of applicable income tax benefit of $39,418 for the year ended May 31, 2001.

         GAIN FROM SETTLEMENT WITH VENDORS
         In connection with the sale of assets of the Iowa and Oklahoma vending machine and cafeteria operations (see Note 2), the Company settled amounts due and outstanding to certain vendors. The transaction resulted in a gain of $61,446, net of applicable income tax benefit of $48,178 for the year ended May 31, 2001.

         Collectively, the gains from restructure/settlement of debt of $112,689, net of applicable income taxes of $87,596, have been reflected in the statement of operations for the year ended May 31, 2001.

NOTE 9 - COMMITMENTS:
--------------------
         Future minimum lease payments under all non-cancelable operating leases, as of May 30, 2002 are as follows:

            Fiscal Year         Real
              Ending           Estate     Equipment         Total       Sublease

              2003         $   224,862    $    12,810   $  237,672    $   31,800
              2004             230,403          6,739      237,142        31,800
              2005             194,821          1,360      196,181         5,300
              2006             136,111            --       136,111            --
              2007              23,310            --        23,310            --
                           -----------    -----------   ----------    ----------
                           $   809,507    $    20,909   $  830,416    $   68,900
                           ===========    ===========   ==========    ==========

         Rental expense charged to operations was $180,832 in 2002 and $344,864 in 2001.

NOTE 10 - EMPLOYEE BENEFIT PLANS:
--------------------------------
         The Company had a nonqualified defined-benefit pension plan covering two former officers of the Company.

         On April 10, 2001, the Company settled its pension liability with the two former officers and paid $105,000 as a final settlement amount. A gain on settlement of $3,114 has been included in the May 31, 2001 consolidated financial statements. The following sets forth the computation of the settlement gain:

         Projected Benefit Obligations Beginning of Year             $   92,988

           Service cost                                                   7,112
           Interest cost                                                  8,014
                                                                     ----------

         Projected Benefit Obligation at Settlement Date                108,114
         Unrecognized Prior Service Asset at Settlement Date           (105,000)
                                                                     ----------

         Gain on Pension Settlement                                  $    3,114
                                                                     ==========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFIT PLANS (CONTINUED):
--------------------------------------------
         The following table sets forth the change in benefit obligation in the Company's consolidated financial statements at May 30 and May 31:
                                                          2002         2001
                                                          ----         ----
         Projected Benefit Obligation,
         Beginning of Year                           $       --    $  133,491
           Service cost                                      --            --
           Interest cost                                     --            --
           Benefits paid                                     --       (25,377)
           Settlement of projected benefit
             obligation                                      --      (108,114)
                                                     ----------    ----------

         Projected Benefit Obligation,
         End of Year                                 $      --     $       --
                                                     =========     ==========

         The Company contributed $9,810 and $31,359 in fiscal years 2002 and 2001, respectively, to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans were not administered by the Company, and contributions were determined in accordance with provisions of negotiated labor contracts. During the fiscal year ended May 30, 2002, the Company terminated these plans.

         The Multi-employer Pension Plan Amendments Act of 1980 (the Act) significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans terminate or the Company withdraws, the Company could be subject to a substantial withdrawal liability. As of May 30, 2002, the Company became subject to a pension plan withdrawal liability for termination of the plans. At
         May 31, 2001, the Company recorded a $90,000 liability which is included in accrued expenses as an estimated termination withdrawal liability. During the year ended May 30, 2002, the Company paid $100,000 as a termination fee and settled this liability.

NOTE 11 - INCOME TAXES:
----------------------
         Deferred income taxes consisted of the following at May 30 and May 31:

                                                         2002          2001
                                                         ----          ----

        Deferred Tax Asset                            $ 845,477     $ 773,166
        Less Valuation Allowance                       (776,798)     (709,945)
                                                      ----------    ----------
        Net Deferred Tax Asset                           68,679        63,221

        Deferred Tax Liability                          (68,679)      (63,221)
                                                      ----------    ----------

        Net Deferred Income Taxes                     $      --     $      --
                                                      ==========    ==========

         The approximate tax effect of each temporary difference giving rise to the deferred tax liability and asset was as follows:
                                                         2002          2001
                                                         ----          ----
         Accrued Costs                                $      --     $  27,460
         Pension Costs                                   12,202            --
         Vacation Accrual                                 2,876        12,301
         Allowance for Bad Debts                         15,452         9,335
         Other                                               --        15,830
         Net Operating Loss Carryforwards               814,947       575,981
         AMT Credit Carryforward                             --       106,504
         Investment Tax Credit Carryforward                  --        25,755
                                                      ----------    ----------
         Deferred Tax Asset                           $ 845,477     $ 773,166
                                                      ==========    ==========

         Amortization of Location Contracts           $      --     $  (3,729)
         Accelerated Depreciation                       (68,679)      (59,492)
                                                      ----------    ----------
         Deferred Tax Liability                       $ (68,679)    $ (63,221)

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED):
----------------------------------
         The valuation allowance was established to reduce the deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize tax credit and net operating loss carryforwards before they expire. The valuation allowance increased by $66,853 and decreased by $55,000 in fiscal years 2002 and 2001, respectively.

         The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows at May 30 and 31:
                                                             2002         2001
                                                             ----         ----

         Federal Income Tax Benefit Computed at
           Statutory Rate                                $   3,523   $ (74,433)
         State Income Tax Benefit                              622     (13,135)
         Tax Effect of Nondeductible Expenses                   --       5,204
         Increase (Decrease) in Valuation Allowance             --     (55,000)
         Expiration of Investment Tax Credit
          Carryforward                                          --      49,551
         Other, Net                                         (2,213)        217
                                                         ---------   ----------

         Income Tax Expense (Benefit)                    $   1,932   $ (87,596)
                                                         =========   ==========

         The Company had net operating loss carryforwards available at May 30, 2002 which amounted to $2,037,367 and expire from 2008 through 2020.

Note 12 - Supplemental Disclosures of Cash Flow Information:
                                                             2002         2001
                                                             ----         ----
         Cash paid during the year for:
             Income taxes                                $   5,242   $      --
             Interest                                    $  57,677   $ 207,635

         Schedule of Non-Cash Investing and
          Financing Activities:
             Sale of assets (see Note 2):
               Inventory                             $      --      $   310,973
               Equipment and vehicles                       --        1,951,596
               Location contracts                           --          138,155
               Other assets                                 --           46,825
               Gain on sale of assets                       --        1,033,878
                                                    -----------     -----------
                                                            --        3,481,427

         Less Direct payments to vendors
          for accounts payable                              --       (1,180,415)
             Holdback receivable assumed                    --         (507,899)
                                                    -----------     -----------
                  Cash Proceeds Received             $      --      $ 1,793,113
                                                    ===========     ===========

         Also, for the year ended May 31, 2001, the Company had certain transactions that resulted in the forgiveness of debt (see Note 8).

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPERATING EXPENSES:
----------------------------
         Operating expenses in the accompanying consolidated statements of operations consisted of the following at May 30 and 31:

                                                    2002                2001
                                                    ----                ----

         Payroll and Related Costs         $      1,895,573          $3,206,144
         Equipment Rental Costs                      --                 133,696
         Other                                      661,924           1,327,304
                                               ------------         -----------

         Total Operating Expenses          $      2,557,497          $4,667,144
                                           ================         ===========

NOTE 14 - COMMON STOCK OPTIONS:
------------------------------
         The Company previously granted 100,000 options to certain of its officers, directors and key employees. All options vested as of May 31, 2000.

         The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. Since no options were granted during 2002 and 2001, no compensation expense has been recorded.

         The following summarizes the activity in the Company's stock option plan:


                                                                                   Weighted
                                                                                    Average
                                                  Number of shares                 Exercise
                                          --------------------------------           Price
                                           Outstanding        Exercisable          Per Share
                                          -------------       ------------      ---------------

         Outstanding June 1, 2000               75,000             75,000       $      1.37
         Granted                                --                  --                  --
         Exercised                              --                  --                  --
         Canceled                              (25,000)           (25,000)              --
                                          ------------        -----------       -----------
         Outstanding, May 31, 2001              50,000             50,000              1.37
         Granted                                --                  --                  --
         Exercised                              --                  --                  --
         Canceled                              (50,000)           (50,000)              --
                                          ------------        -----------       -----------
         ----------------------
         Outstanding, May 30, 2002              --                  --          $      1.37
                                          ============        ===========       ===========

         The following table summarizes information about options outstanding at May 31, 2001:

                          Options Outstanding                                 Options Exercisable
           ----------------------------------------------------------    ------------------------------

                                            Weighted-
                                             Average       Weighted-                        Weighted-
                                            Remaining       Average                          Average
             Exercise       Number         Contractual     Exercise          Number         Exercisable
                Price     Outstanding         Life           Price         Exercisable         Price
           -----------    -----------      -----------     ---------     ---------------    -----------

           $    1.37        50,000           1 year        $   1.37          50,000         $   1.37

         As of April 8, 2002, the Board of Directors in conjunction with the consent of the plan's members, canceled the above plan.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION:
-----------------------------
         The Company has adopted Financial Accounting Standards Board SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. The Company's businesses are organized and managed as two operating segments based on the differences in products and services. These segments are Food and Janitorial. Selected information by operating segment is presented below for the years ending May 30and 31:

                           2002                 Food       Janitorial    Eliminations           Total
         ------------------------------  -------------   ------------   ----------------  ------------------

         Sales                           $   5,732,687   $   643,000    $        --       $  6,375,687
         Operating Income (Loss)         $    (131,924)  $    33,444    $        --       $    (98,480)
         Assets                          $   1,454,150   $   139,410    $   (64,781)      $  1,528,779
         Depreciation and Amortization   $      82,101   $        --    $        --       $     82,101
         Capital Expenditures            $      73,251   $        --    $        --       $     73,251

                           2001                 Food       Janitorial    Eliminations           Total
         ------------------------------  -------------   ------------   ----------------  ------------------

         Sales                           $  10,275,776   $   992,886    $        --       $ 11,268,662
         Operating Loss                  $  (1,133,255)  $   (20,237)   $        --       $ (1,153,492)
         Assets                          $   2,162,348   $   927,913    $ (1,496,754)     $  1,593,507
         Depreciation and Amortization   $     295,013   $     3,304    $        --       $    298,317
         Capital Expenditures            $     991,738   $        --    $        --       $    991,738

         A reconciliation of the totals reported for the operating segments to income (loss) before income tax benefit and extraordinary item are as follows at May 30 and 31:

                                                               2002           2001
                                                               ----           ----

         Total Reportable Segment Operating Loss           $  (98,480)   $ (1,153,492)

         Other Income (Expense):
             Interest income                                   16,664          20,927
             Interest expense                                 (61,648)       (208,042)
             Contingent gain                                  100,000              --
             Loss on collection of net receivables               --           (22,981)
             Gain on settlement of pension                       --             3,114
             Gain on sale of property and equipment              --           107,674
             Gain on sale of assets                              --         1,033,878
             Other income                                      53,827              --
                                                           ----------    ------------
                  Total Other Income (Expense), Net           108,843         934,570
                                                           ----------    ------------

         Income (Loss) Before Income Taxes and
         Extraordinary Item                                $   10,363    $   (218,922)
                                                           ==========    ============