Form 10QSB
period 2002-08-29
AMBASSADOR FOOD SERVICES CORP
filed 2002-10-04
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 29, 2002

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

Common stock ($1.00 par value) 734,656 shares outstanding as of 8/29/02

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

  Item 1. Financial Statements
  Consolidated Balance Sheets
  August 29, 2002  (Unaudited) and May 30, 2002 (Audited)         3

  Consolidated Statements of Income
  Three Months ended August 29, 2002 (Unaudited)
  And August 30, 2001  (Unaudited)                                4

  Consolidated Statements of Cash Flows
  Three Months ended August 29, 2002 (Unaudited)                  5
  And August 30, 2001  (Unaudited)

  Notes to Consolidated Financial Statements (Unaudited)          6


  Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   6-11

Part 2. OTHER INFORMATION                                         12

  Item 1. Legal Proceedings                                       12

  Item 4. Submission of Matters to a Vote of Security
  Holders                                                         12

  Item 6.  Exhibits and Reports on Form 8-k                       12

  Signatures                                                      13

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               8/29/2002         5/30/2002
      ASSETS                                  (Unaudited)        (Audited)
                                              -----------        ---------
      Cash and Cash Equivalents                 $ 69,174         $ 251,023
      Accounts Receivables, net of
      allowance for doubtful accounts
      of $7,189                                  932,173           834,417
      Inventories                                131,871           115,028
      Prepaid Expenses                            20,525            28,767
                                             ------------      ------------
      Total Current Assets                     1,153,743         1,229,235

      Property and Equipment - Net               204,520           166,183

      Restricted Cash                            204,366           103,531
      Deposits                                    24,410            29,830
                                             ------------      ------------
                                                 228,776           133,361
                                             ------------      ------------

      Total Assets                           $ 1,587,039       $ 1,528,779
                                             ============      ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      Accounts Payable                       $   487,142       $   521,041
      Accrued Expenses                            86,487           144,179
      Current Maturities of Long Term Debt        95,076            68,562
      Line of Credit                             604,838           491,173
                                             ------------      ------------
      Total Current Liabilities                1,273,543         1,224,955

      Long-Term Debt, net of current maturities  882,077           878,129
      Other Long-Term Liabilities                 14,500            18,850

      Stockholders' Deficit:
      Common Stock                             1,009,230         1,009,230
      Additional Paid-In Capital                 718,291           718,291
      Accumulated Deficit                     (1,980,908)       (1,991,075)
                                             ------------      ------------
                                                (253,387)         (263,554)
      Treasury Stock                            (329,694)         (329,601)
                                             ------------      ------------
      Total Stockholders' Deficit               (583,081)         (593,155)
                                             ------------      ------------

      Total Liabilities and Stockholders'
      Deficit                                $ 1,587,039       $ 1,528,779
                                             ============      ============

     See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    3 MONTHS       3 MONTHS
                                                      ENDED          ENDED
                                                    8/29/2002      8/30/2001
                                                    (Unaudited)   (Unaudited)
                                                   -----------   ------------
             Total Sales                           $ 1,569,759   $ 1,606,680

             Cost and Expenses:
             Cost of food products sold                619,939       614,236
             Operating                                 593,502       632,676
             Administrative                            315,660       315,176
             Depreciation and Amortization              15,283        20,139
                                                    -----------  ------------
             Total Expenses                          1,544,384     1,582,227
                                                    -----------  ------------

             Operating Income (Loss)                    25,375        24,453

             Other Income (Expense):
             Interest income                             1,284           765
             Interest expense                          (16,492)      (12,691)
                                                    -----------  ------------
             Total Other Income (Expense), Net         (15,208)      (11,926)
                                                    -----------  ------------

             Income from Operations                     10,167        12,527

             Provision for Income Taxes                      -             -
                                                    -----------  ------------

             Net Income                               $ 10,167      $ 12,527
                                                    ===========  ============

             Income (Loss) per Common Share             $ 0.01        $ 0.02
                                                    ===========  ============

             Weighted Average Shares
             Outstanding                               734,756       735,156
                                                    ===========  ============


     See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      3 MONTHS        3 MONTHS
                                                        ENDED           ENDED
                                                      8/29/2002       8/30/2001
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
Cash Flows from Operating Activities:
Net income                                              $ 10,167       $ 12,527
Adjustments to reconcile net gain to net cash
used in operating activities:
Depreciation and amortization                             15,283         20,139
Changes in operating assets and liabilities:
Receivables                                              (97,756)      (268,599)
Inventories                                              (16,843)        (3,316)
Prepaid expenses                                           8,242        (18,628)
Accounts payable                                         (33,899)       130,310
Accrued expenses                                         (57,692)      (130,612)
Other liabilities                                         (4,350)        (4,351)
                                                     ------------   ------------
   Net Cash Used in Operating Activities                (176,848)      (262,530)

Cash Flows from Investing Activities:
Purchase of property and equipment                        (8,273)        (9,618)
Change in deposits and other assets                        5,420             (2)
Change in restricted cash                               (100,835)
Collection of deferred receivable                                       507,899
                                                     ------------   ------------
    Net Cash Provided by (Used in)
    Investing Activities                                (103,688)       498,279

Cash Flows from Financing Activities:
Principal payments on long-term debt                     (14,885)       (67,094)
Purchase of treasury stock                                   (93)           (60)
Net  proceeds under line of credit                       113,665        141,132
                                                     ------------   ------------
         Net Cash Provided by  Financing Activities       98,687         73,978
                                                     ------------   ------------

Net Increase ( Decrease ) in Cash                       (181,849)       309,727

Cash and Cash Equivalents at Beginning of Period         251,023         20,240
                                                     ------------   ------------

Cash and Cash Equivalents at End of Period              $ 69,174      $ 329,967
                                                     ============   ============

Non-Cash Investing and Financing Activities:
Purchase of vehicles through issuance of
Long-Term Debt                                          $ 45,327              -

     See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of August 29, 2002, the consolidated statements of operations and statements of cash flows for the three month period ended August 29, 2002, and August 30, 2001 that have been prepared by the Company have not been audited. It is in the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at August 29, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 30, 2002 annual report to shareholders. The results of operations for the periods ended August 29, 2002 and August 30, 2001 are not necessarily indicative of the operating results for the full year.

2.  LINE OF CREDIT
On August 29, 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 be added to the $100,000 already on deposit in a restricted savings account. The lender also reduced the tangible net worth covenant, as defined, from $300,000 to $200,000, reduced the interest rate .25 percent to the prime rate plus 3.75 percent, and increased the maximum borrowings from 80 percent to 85 percent of eligible accounts receivable. All other terms and conditions remain the same.

3.  LONG-TERM DEBT
In August 2002, the Company incurred an additional long-term debt of $45,347 for the purchase of two new delivery vehicles.

4.  INCOME PER COMMON SHARE
Income (loss) per common share is computed using the weighted average of common shares outstanding during the period.

5.  RECEIVABLES AND CREDIT
Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts.

Accounts receivables are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. In accordance with the company's credit policies, delinquent receivables for August 29, 2002 and May 30, 2002 were $175,479 and $146,196, respectively.

Payments of account receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 30 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Company's historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-QSB.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Form 10-QSB, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business"
sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

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

The Company's critical accounting policies are as follows:

Revenue Recognition
Sales from customer contracts are recognized at the time services are provided to the customer in accordance with those contracts.

Inventories
Inventories, which consist of food and supplies, are stated at the lower of cost (first-in, first-out) or market. The Company reviews its inventory valuation each month and writes it down for potential obsolete and damaged inventory.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board (FASB) Statement No. 105, consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents
-------------------------
The Company places operating cash and temporary cash investments with high quality financial institutions. At times these amounts exceed the Federal Deposit Insurance Corporation limits of $100,000, however, management monitors the soundness of these institutions and considers the Company's risk negligible.

Accounts Receivables
--------------------
All of the Company's receivables are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts and other receivable collateralize the Company's outstanding borrowings under its line of credit (see note 2)

As of August 29, 2002 and August 30, 2001, one customer represented approximately 15.7 and 24.6 percent, respectively, of total accounts receivable. This customer also represented 30.5 and 28.9 percent of total consolidated net sales for the three months ended August 29, 2002 and August 30, 2001, respectively.

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

Basis of Presentation
---------------------
The Company and its subsidiary conduct operations in New York in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services.

Due to the loss of the majority of its customer base in New Jersey, janitorial operations in New Jersey were discontinued on August 30, 2001. The Company now conducts operations in the food service industry in New York only, although it does provide some auxiliary janitorial services for its existing food service customers. The Statements of Operations for the three months ended August 29, 2002 and August 30, 2001 include the janitorial service operations.

Results of Operations
---------------------
Total sales for the three months ended August 29, 2002 were $45,091 less than the prior year. The operating results for the two business segments for the three months ended August 29, 2002 and August 30, 2001 are presented in the table below:

    2002             Food          %    Janitorial               Total
Sales             $5,732,687     100.0%  $643,000     100.0% $6,375,687   100.0%
Cost of Product    2,593,982      45.2%       -         0.0% $2,593,982    40.7%
Operating          1,968,361      34.3%   589,136      91.6% $2,557,497    40.1%
Depreciation          82,101       1.4%       -         0.0% $   82,101     1.3%
Administrative     1,220,167      21.3%    20,420       3.2% $1,240,587    19.5%

Operating income    (131,924)     -2.3%    33,444       5.2% $  (98,480)   -1.5%


    2001             Food          %    Janitorial               Total
Sales             $4,968,290     100.0%  $992,886     100.0% $5,961,176   100.0%
Cost of Product    2,222,008      44.7%       -         0.0% $2,222,008    37.3%
Operating          1,733,327      34.9%   833,172      83.9% $2,566,499    43.1%
Depreciation          74,706       1.5%     3,304       0.3% $   78,010     1.3%
Administrative     1,166,108      23.5%   176,647      17.8% $1,342,755    22.5%

Operating income    (227,859)     -4.6%   (20,237)     -2.0% $ (248,096)   -4.2%


A reconciliation of the totals reported for the operating segments to income from operations are as follows at August 29, 2002 and August 30, 2001:

                               2002           2001
                             ----------     ----------
Total Reportable Segment
Operating Income              25,375         24,453

Other Income (Expense)
Interest Income                1,284            765
Interest Expense             (16,492)       (12,691)
                             ----------     ----------
                             (15,208)       (11,926)
                             ----------     ----------

Income before Income Taxes    10,167         12,527
                             ==========     ==========


Sales for the three months ended August 29, 2002 for the food service operation exceeded the prior year by $8,241 or .6%. Sales from the janitorial segment for first three months of 2003 were $45,162 or 23.2 % less than the three months ended August 30, 2001 because the janitorial services in New Jersey were discontinued on August 30, 2001.

Cost of food products sold for the first three months of 2002 was 43.6% of sales compared to 43.5% of sales for the first three months of 2001.

Operating expenses for the first quarter of 2002 for the food service segment decreased to 32.3% of sales compared to 32.8% for the same period in the prior year. Operating expenses for the janitorial segment increased to 90.1% of sales for the first quarter of

2002 compared to 87.3% for the same period of the prior year because of the subcontracting of the janitorial service for one client.

Administrative expenses for the three months ended August 29, 2002 were 20.1% of total sales compared to 19.6% for the three months ended August 30, 2001 due to an increase in business insurance costs.

Interest expense increased $3,798 or 30.0% for the first quarter of 2002 compared to the first quarter of 2001. The Company did not have to draw down its line of credit as much during the first quarter of 2001 because, in that period, it collected a one time deferred receivable of $507,899.

Income from operations of $10,167 for the first quarter of fiscal year 2003 was $2,360 less than the same period of the prior year.

Liquidity and Capital Resources
-------------------------------
The Company's working capital decreased from a surplus of $4,280 on May 30, 2002 to a deficit of $19,800 on August 29, 2002. Cash and cash equivalents decreased from $251,023 on May 30, 2002 to $169,174 on August 29, 2002.

Net cash provided by operating activities for the three months ended August 30,2002 was a deficiency of $176,848 compared to a deficiency of $262,530 for the same period of the prior year. Gross accounts receivable increased $97,756 primarily because of a temporary slowdown in collections caused by governmental budget delays. Inventories increased $16,843. Accrued expenses decreased $57,692. $50,000 of that decrease was due to a final pension plan withdrawal fee payment.

Net cash provided by investing activities was a deficiency of $3,688 for the year ended August 29, 2002 compared to a surplus of $498,279 for the same period last year. The variance was due to the collection of a one time deferred receivable of $507,899 in the prior year.

Net cash provided by financing activities for the current quarter was $98,687 compared to $73,978 for the same quarter of the prior year. The line of credit debt increased by $113,665 because the cash flow generated by operations was less than cash requirements.

The Company continues to have a good relationship with its lender and its vendors. On August 29, 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 is deposited in a restricted savings account. The lender also reduced the tangible net worth covenant, as defined, from $300,000 to $200,000, reduced the interest rate .25 percent to the prime rate plus 3.75 percent, and increased the maximum borrowings from 80 percent to 85 percent of eligible accounts receivable. All other terms and conditions remain the same.

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

(b)   Reports on Form 8-K.

           None

                                  CERTIFICATION

I, Robert A. Laudicina, Chief Executive Officer (and principal financial officer), certify that:

     1. I have reviewed this quarterly report of Form 10-QSB of Ambassador Food Services Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: October 4, 2002

/s/ Robert A. Laudicina
----------------------------
Robert A. Laudicina
Chief Executive Officer

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By /s/ Robert A. Laudicina
   ------------------------                   ---------------------
   Robert A. Laudicina PhD                             Date
   President & Treasurer



By /s/ John Makula
   ------------------------                   ----------------------
   John Makula                                         Date
   Vice President