Form 10QSB
period 2002-11-28
AMBASSADOR FOOD SERVICES CORP
filed 2003-01-31
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 28, 2002

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

YES  X     NO
    -----    ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 734,656 shares outstanding as of 11/28/02

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

  Item 1. Financial Statements
  Consolidated Balance Sheets
  November 28, 2002  (Unaudited) and May 30, 2002 (Audited)      3

  Consolidated Statements of Income
  Three Months ended November 28, 2002 (Unaudited)               4
  And November 29, 2001  (Unaudited)

  Consolidated Statements of Income
  Six Months ended November 28, 2002 (Unaudited)                 5
  And November 29, 2001  (Unaudited)

  Consolidated Statements of Cash Flows
  Six Months ended November 28, 2002 (Unaudited)                 6
  And November 29, 2001  (Unaudited)

  Notes to Consolidated Financial Statements (Unaudited)         7-9

  Item 2. Management's Discussion and Analysis of Financial      10-13
  Condition and Results of Operations

  Item 3. Controls and Procedures                                13

Part 2.  OTHER INFORMATION                                       13

  Item 1.  Legal Proceedings                                     13-14

  Item 4.  Submission of Matters to a Vote of Security Holders   14

  Item 6.  Exhibits and Reports on Form 8-k                      14

  Certifications                                                 15-17

  Signatures                                                     18

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  11/28/2002         5/30/2002
ASSETS                                            (Unaudited)        (Audited)
                                                  -----------        ----------
Cash and Cash Equivalents                         $    90,975        $  251,023
Accounts Receivables, net of allowance for
doubtful accounts of $7,189                           980,267           834,417
Inventories                                           135,407           115,028
Prepaid Expenses                                       36,121            28,767
                                                  -----------        ----------
Total Current Assets                                1,242,770         1,229,235

Property and Equipment - Net                          187,036           166,183

Restricted Cash                                       205,603           103,531
Deposits                                               20,860            29,830
                                                  -----------        ----------
                                                      226,463           133,361
                                                  -----------        ----------

Total Assets                                      $ 1,656,269        $1,528,779
                                                  ===========        ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable                                    $ 429,972         $ 521,041
Accrued Expenses                                      124,431           144,179
Current Maturities of Long Term Debt                   94,185            68,562
Line of Credit                                        698,074           491,173
                                                  -----------        ----------
Total Current Liabilities                           1,346,662         1,224,955

Long-Term Debt, net of current maturities             868,904           878,129
Other Long-Term Liabilities                             4,850            18,850

Stockholders' Deficit:
Common Stock                                        1,009,230         1,009,230
Additional Paid-In Capital                            718,291           718,291
Accumulated Deficit                                (1,961,974)       (1,991,075)
                                                  -----------        ----------
                                                     (234,453)         (263,554)
Treasury Stock                                       (329,694)         (329,601)
                                                  -----------        ----------
Total Stockholders' Deficit                          (564,147)         (593,155)
                                                  -----------        ----------

Total Liabilities and Stockholders' Deficit       $ 1,656,269        $1,528,779
                                                  ===========        ==========

          See accompanying notes to consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                        3 MONTHS            3 MONTHS
                                          ENDED               ENDED
                                       11/28/2002          11/29/2001
                                       (Unaudited)         (Unaudited)
                                      --------------      --------------
Total Sales                              $ 1,481,939         $ 1,693,112

Cost and Expenses:
Cost of food products sold                   589,428             686,773
Operating                                    579,062             643,063
Administrative                               279,160             305,427
Depreciation and Amortization                 18,855              16,777
                                      --------------      --------------
Total Expenses                             1,466,505           1,652,040
                                      --------------      --------------

Operating Income                              15,434              41,072

Other Income (Expense):
Other income                                  20,222                   -
Interest income                                1,946                   -
Interest expense                             (17,183)            (15,750)
                                      --------------      --------------
Total Other Income (Expense), Net              4,985             (15,750)
                                      --------------      --------------

Income from Operations                        20,419              25,322

Provision for Income Taxes                     1,485                   -
                                      --------------      --------------

Net Income                                  $ 18,934            $ 25,322
                                      ==============      ==============

Income  per Common Share                      $ 0.03              $ 0.03
                                      ==============      ==============
Weighted Average Shares
Outstanding                                  734,956             735,056
                                      ==============      ==============


          See accompanying notes to consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                               6 MONTHS         6 MONTHS
                                                 ENDED            ENDED
                                              11/28/2002       11/29/2001
                                              (Unaudited)      (Unaudited)
                                             ------------     ------------
Total Sales                                  $  3,051,698     $  3,299,792

Cost and Expenses:
Cost of food products sold                      1,209,367        1,301,009
Operating                                       1,172,564        1,275,739
Administrative                                    594,820          619,838
Depreciation and Amortization                      34,138           36,916
                                             ------------     ------------
Total Expenses                                  3,010,889        3,233,502
                                             ------------     ------------

Operating Income                                   40,809           66,290

Other Income ( Expense ):
Other income                                       20,222                -
Interest income                                     3,230                -
Interest expense                                  (33,675)         (28,441)
                                             ------------     ------------
Total Other Income ( Expense ), Net               (10,223)         (28,441)
                                             ------------     ------------

Income from Operations                             30,586           37,849

Provision for Income Taxes                          1,485                -
                                             ------------     ------------

Net Income                                   $     29,101     $     37,849
                                             ============     ============

Income per Common Share                      $       0.04     $       0.05
                                             ============     ============

Weighted Average Shares
Outstanding                                       734,956          735,056
                                             ============     ============


          See accompanying notes to consolidated financial statements.

           AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        6 MONTHS      6 MONTHS
                                                          ENDED         ENDED
                                                       11/28/2002    11/29/2001
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------
Cash Flows from Operating Activities:
Net income                                             $    29,101   $   37,849
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                               34,138       36,916
Changes in operating assets and liabilities:
Receivables                                               (145,850)    (407,954)
Inventories                                                (20,379)      (4,534)
Prepaid expenses                                            (7,354)     (25,372)
Accounts payable                                           (91,069)     113,771
Accrued expenses                                           (19,748)    (167,933)
Other liabilities                                          (14,000)     (11,351)
                                                       -----------   -----------
       Net Cash Used in Operating Activities              (235,161)    (428,608)

Cash Flows from Investing Activities:
Purchase of property and equipment                          (9,644)     (49,147)
Change in deposits                                           8,970        3,186
Change in restricted cash                                 (102,072)           -
Collection of deferred receivable                                -      507,899
                                                       -----------   -----------
       Net Cash Provided by (Used in)
       Investing Activities                               (102,746)     461,938

Cash Flows from Financing Activities:
Principal payments on long-term debt                       (28,949)    (100,912)
Purchase of treasury stock                                     (93)         (90)
Net  proceeds under line of credit                         206,901      418,594
                                                       -----------   -----------
       Net Cash Provided by Financing Activities           177,859      317,592
                                                       -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents      (160,048)     350,922

Cash and Cash Equivalents at Beginning of Period           251,023       20,240
                                                       -----------   -----------

Cash and Cash Equivalents at End of Period             $    90,975   $  371,162
                                                       ===========   ===========

Non-Cash Investing and Financing Activities:
Purchase of vehicles through issuance of
Long-Term Debt                                            $ 45,347            -

Income taxes paid for 2002 were $1,485
and none in 2001

          See accompanying notes to consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of November 28, 2002, the consolidated statements of income and statements of cash flows for the three and six month periods ended November 28, 2002, and November 29, 2001 that have been prepared by the Company have not been audited. It is in the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at November 28, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 30, 2002 annual report to shareholders. The results of operations for the three and six month periods ended November 28, 2002 and November 29, 2001 are not necessarily indicative of the operating results for the full year.

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

2. LINE OF CREDIT
In August 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 be added to the $100,000 already on deposit in a restricted savings account. The lender also reduced the tangible net worth covenant, as defined, from $300,000 to $200,000, reduced the interest rate .25 percent to the prime rate plus 3.75 percent, and increased the maximum borrowings from 80 percent to 85 percent of eligible accounts receivable. All other terms and conditions remain the same.

3. LONG-TERM DEBT

In August 2002, the Company incurred an additional long-term debt of $45,347 for the purchase of two new delivery vehicles.

In September 2002, the Company and the individual holding the 8% Note Payable reached an agreement to suspend payments on the note until June 2003.

4. INCOME PER COMMON SHARE
Income per common share is computed using the weighted average of common shares outstanding during the period. Income per common share is computed using the weighted average of common shares outstanding during the period. Certain options were outstanding during 2001 but were not considered in the income per share calculation, as the effect was antidilutive. Those options were all canceled by the year ended May 30, 2002, therefore, there was no effect on a per share basis.

5. RECEIVABLES AND CREDIT
Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts.

As of November 28, 2002 two customers represented approximately 38.8 percent of total accounts receivables. These customers also represented 40.2 percent of total consolidated net sales for the six months ended November 28, 2002. As of November 29, 2001, two customers represented approximately 48.2 percent of total accounts receivable. These customers also represented 35.4 percent of total consolidated net sales for the six months ended November 29, 2001.

Accounts receivables are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. In accordance with the company's credit policies, delinquent receivables for November 28, 2002 and May 30, 2002 were $ 96,925 and $146,196, respectively.

Payments of account receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all notes receivable and accounts receivable balances that exceed 30 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected

6. Segment Information
The operating results for the two business segments for the three months and six months ended November 28, 2002 are presented in the table below:

Three Months ended November 28, 2002

                                           FOOD       %       JANITORIAL               TOTAL
Sales                                   $1,351,636  100.0%      $130,303   100.0%   $1,481,939  100.0%

Cost of Product                            589,428   43.6%             -     0.0%   $  589,428   39.8%
Operating                                  451,128   33.4%       127,934    98.2%   $  579,062   39.1%

Depreciation                                18,855    1.4%             -     0.0%   $   18,855    1.3%
Administrative                             279,160   20.7%             -     0.0%   $  279,160   18.8%

Operating income                            13,065    1.0%         2,369     1.8%   $   15,434    1.0%


Six Months ended November 28, 2002
                                           FOOD       %       JANITORIAL               TOTAL
Sales                                   $2,772,239  100.0%      $279,459   100.0%   $3,051,698  100.0%

Cost of Product                          1,209,367   43.6%             -     0.0%   $1,209,367   39.6%
Operating                                  910,191   32.3%       262,373    93.9%   $1,172,564   38.4%
Depreciation                                34,138    1.2%             -     0.0%   $   34,138    1.1%
Administrative                             594,820   21.5%             -     0.0%   $  594,820   19.5%

Operating income                            23,723    0.9%        17,086     6.1%   $   40,809    1.3%


A reconciliation of the totals reported for the operating segments to income from operations for the six months ended at November 28, 2002 and November 29, 2001 is as follows:

                                                2002               2001
                                            -----------        -----------
Total Reportable Segment Operating Income        40,809             66,290

Other Income (Expense)
Other income                                     20,222                 --
Interest Income                                   3,230                 --
Interest Expense                                (33,675)           (28,441)
                                                (10,223)           (28,441)

Income before Income Taxes                       30,586             37,849
                                            ===========        ===========

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

Critical Accounting Policies
----------------------------

The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include receivables, inventories, accruals and valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

The Company's critical accounting policies are as follows:

REVENUE RECOGNITION
Sales from customer contracts are recognized at the time services are provided to the customer in accordance with those contracts.

INVENTORIES
Inventories, which consist of food and supplies, are stated at the lower of cost (first-in, first-out) or market. The Company reviews its inventory reserve each month and writes it down for potential obsolete and damaged inventory.

ACCOUNTS RECEIVABLES
All of the Company's receivables are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts and other receivables collateralize the Company's outstanding borrowings under its line of credit (see note 2).

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

Due to the loss of the majority of its customer base in New Jersey, janitorial operations in New Jersey were discontinued on November 29, 2001. The Company now conducts operations in the food service industry in New York only, although it does provide some auxiliary janitorial services for its existing food service customers. The Statements of Income for the three and six months ended November 28, 2002 and November 29, 2001 include the janitorial service operations.

Results of Operations
---------------------
Total sales for the three months ended November 28, 2002 were $211,173 less than the prior year. Total sales for the six months ended November 28, 2002 were $248,094 less than the prior year. The decrease in sales for both periods was due primarily to the discontinuance of operations in the mid-west and the discontinuance of janitorial services in New Jersey effective November 29, 2001.

Cost of food products sold for the three months ended November 28, 2002 was down $97,345 from the prior year. Cost of food products sold for the six months ended November 28, 2002 was down $91,642 from the prior year. The decreases can be attributed to the decline in sales relating to the discontinuance of certain operations during 2001. The overall cost as a percentage of sales has remained consistent for both the three-month and six month periods ended November 28, 2002 and November 29, 2001. The cost of food products is approximately 44% of revenues from food services and 40% of revenues for total company sales.

Operating expenses for the three months ended November 28, 2002 were down $64,001 from the prior year. Operating expenses for the six months ended November 28, 2002 were down $103,175 from the prior year. The decreases can be attributed to the decline in costs as a result of the discontinuance of certain operations during 2001. The overall cost as a percentage of sales has remained consistent for both the three-month and six month periods ended November 28, 2002 and November 29, 2001. Operating expense is approximately 33% of revenues from food services and 38% of revenues for total company sales.

Administrative expenses for the three months ended November 28, 2002 were down $26,267 from the prior year. Administrative expenses for the six months ended November 29, 2001 were down $25,018 from the prior year. The decreases can be attributed to the decline in costs as a result of the discontinuance of certain operations during 2001, offset by an increase in business insurance costs.

Other income for the three months and six months ended November 28, 2002 increased $20,222. This was primarily due to a refund received on insurance policies due to over charges in coverage.

Interest expense increased slightly for both the three-month and six months ended November 28, 2002.

Liquidity and Capital Resources
-------------------------------
The Company's working capital decreased from a surplus of $4,280 on May 30, 2002 to a deficit of $103,892 on November 28, 2002. Cash and cash equivalents decreased from $251,023 on May 30, 2002 to $90,975 on November 28, 2002.

Net cash from operating activities for the six months ended November 28, 2002 was a deficiency of $235,161 compared to a deficiency of $428,608 for the same period of the prior year. Gross accounts receivable increased $145,850 primarily because of a temporary slowdown in collections caused by governmental budget delays. Inventories increased $20,379. Accrued expenses decreased $19,648. Accounts payables decreased $91,069 primarily due to the consolidation of operations resulting in some decrease in vendor activity, cost cutting measures enforced by management, and increased cash from financing activities used to fund operations.

Net cash from investing activities was a deficiency of $102,746 for the six months ended November 28, 2002 compared to a surplus of $461,938 for the same period last year. The variance for the six months ended November 28, 2002 was due to the lender of the credit line requiring the Company to deposit an additional $100,000 in a restricted savings account. The variance for the six months ended November 29, 2001 was due to the collection of a one time deferred receivable of $507,899 in that prior year.

Net cash from financing activities for the six months ended November 28, 2002 was $177,859 compared to $317,592 for the six months ended November 29, 2001. The line of credit debt increased for the six months ended November 28, 2002 in order to maintain operations while the company continues to consolidate operations.  The line of credit  for the six  months  ended  November  29,  2001 increased in order for the Company to maintain operations and fund the consolidation of operations and discontinuance of certain operations during the six month period ended November 29, 2001.

The Company continues to have a good relationship with its lender and its vendors. In August 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring an additional $100,000 be deposited in a restricted savings account. The lender also reduced the tangible net worth covenant, as defined, from $300,000 to $200,000, reduced the interest rate .25 percent to the prime rate plus 3.75 percent, and increased the maximum borrowings from 80 percent to 85 percent of eligible accounts receivable. All other terms and conditions remain the same.

ITEM 3.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          Exhibit 99.1 Certification of Chief Executive Officer and Chief Fi-nancial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By /s/ Robert A. Laudicina                     January 31, 2003
   -----------------------                     ----------------
   Robert A. Laudicina PhD                     Date
   President & Treasurer



By /s/ John Makula                             January 31, 2003
   -----------------------                     ----------------
   John Makula                                 Date
   Vice President

                                 CERTIFICATIONS

I, Robert A. Laudicina, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ambassador Food Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated sub-sidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being pre-pared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal con-trols which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal con-trols; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003


/s/ Robert A. Laudicina
-----------------------
Robert A. Laudicina
President (chief executive officer and chief financial officer)