Form 10QSB
period 2003-02-27
AMBASSADOR FOOD SERVICES CORP
filed 2003-04-11
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 27, 2003

Commission File Number 0-1744
Ambassador Food Services Corporation

  Delaware                                44-0656199
  (State or other jurisdiction of         (IRS Employer
  incorporation or organization)          Identification #)
  5-30 54th Avenue
  Long Island City, NY 11101
  (Address of principal executive offices)
  718-361-2512
  (Registrant's Telephone Number,
  Including Area Code)

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

YES _X___  NO______
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock ($1.00 par value) 734,656 shares outstanding as of 02/27/03

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

  Item 1. Financial Statements
  Consolidated Balance Sheets
  February 27, 2003 (Unaudited) and May 30, 2002 (Audited)       3

  Consolidated Statements of Operations
  Three Months ended February 27, 2003 (Unaudited)               4
  And February 28, 2002 (Unaudited)

  Consolidated Statements of Operations
  Nine Months ended February 27, 2003 (Unaudited)                5
  And February 28, 2002 (Unaudited)

  Consolidated Statements of Cash Flows
  Nine Months ended February 27, 2003 (Unaudited)                6
  And February 28, 2002  (Unaudited)

  Notes to Consolidated Financial Statements                     7-10
  (Unaudited)

  Item 2. Management's Discussion and Analysis of                10-14
  Financial Condition and Results of Operations


  Item 3. Controls and Procedures                                14

Part 2. OTHER INFORMATION                                        15

  Item 1. Legal Proceedings                                      15

  Item 4. Submission of Matters to a Vote of Security            15
  Holders

  Item 6. Exhibits and Reports on Form 8-k                       15

  Certifications                                                 16-17


  Signatures                                                     18

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 2/27/2003          5/30/2002
ASSETS                                         ( Unaudited )       ( Audited )
                                               -------------       -----------
Cash and Cash Equivalents                      $   144,870         $   251,023
Accounts Receivable, net of allowance for
doubtful accounts of $7,189                        844,994             834,417
Other receivable                                   100,000                   -
Inventories                                        116,235             115,028
Prepaid Expenses                                    49,705              28,767
                                               ------------        -----------
Total Current Assets                             1,255,804           1,229,235

Property and Equipment - Net                       175,924             166,183

Restricted Cash                                    208,712             103,531
Deposits                                            20,860              29,830
                                               ------------        -----------
                                                   229,572             133,361
                                               ------------        -----------

Total Assets                                   $ 1,661,300        $ 1,528,779
                                               ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable                               $   434,459        $   521,041
Accrued Expenses                                    86,058            144,179
Current Maturities of Long Term Debt               135,796             68,562
Line of Credit                                     707,658            491,173
                                               ------------        -----------
Total Current Liabilities                        1,363,971          1,224,955

Long-Term Debt, net of current maturities          822,860            878,129
Other Long-Term Liabilities                          5,800             18,850

Stockholders' Deficit:
Common Stock                                     1,009,230          1,009,230
Additional Paid-In Capital                         718,291            718,291
Accumulated Deficit                             (1,929,158)        (1,991,075)
                                               ------------        -----------
                                                  (201,637)          (263,554)
Treasury Stock                                    (329,694)          (329,601)
                                               ------------        -----------
Total Stockholders' Deficit                       (531,331)          (593,155)
                                               ------------        -----------

Total Liabilities and Stockholders' Deficit    $ 1,661,300        $ 1,528,779
                                               ============       ============

          See accompanying notes to consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               3 MONTHS              3 MONTHS
                                                 ENDED                 ENDED
                                               2/27/2003             2/28/2002
                                             ( Unaudited )         ( Unaudited )
                                             -------------         -------------
Total Sales                                   $ 1,429,245           $ 1,544,684

Cost and Expenses:
Cost of food products sold                        547,718               649,349
Operating                                         591,557               620,201
Administrative                                    322,090               328,780
Depreciation                                       20,645                21,924
                                              ------------         -------------
Total Expenses                                  1,482,010             1,620,254
                                              ------------         -------------

Operating Loss                                    (52,765)              (75,570)

Other Income ( Expense ):
Other income                                          578                     -
Gain on sale of property and equipment                  -                 1,100
Contingent gain                                   100,000               109,052
Interest income                                     1,519                 1,654
Interest expense                                  (16,516)              (15,771)
                                              ------------         -------------
Total Other Income, Net                            85,581                96,035
                                              ------------         -------------

Income from Operations                             32,816                20,465

Income Tax Benefit                                      -                (3,463)
                                              ------------         -------------

Net Income Before Extraordinary Item               32,816                23,928

Extraordinary Item- Gain on Extinguishment/
Settlement of Debt, Less income Taxes
of zero for FY2003 and $3,463 for FY 2002               -                 4,499
                                              ------------         -------------

Net Income                                         32,816                28,427
                                              ============         =============

Income per Common Share
Before Extraordinary Item                          $ 0.04                $ 0.03

Extraordinary Item per Common Share                     -                  0.01
                                              ------------         -------------

Income per Common Share                            $ 0.04                $ 0.04
                                              ============         =============

Weighted Average Shares
Outstanding                                       734,656               735,056
                                              ============         =============


          See accompanying notes to consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               9 MONTHS              9 MONTHS
                                                 ENDED                 ENDED
                                               2/27/2003             2/28/2002
                                             ( Unaudited )         ( Unaudited )
                                             -------------         -------------
Total Sales                                   $ 4,480,943           $ 4,844,476

Cost and Expenses:
Cost of food products sold                      1,757,085             1,950,358
Operating                                       1,764,121             1,895,940
Administrative                                    916,910               951,254
Depreciation                                       54,783                58,840
                                              ------------         -------------
Total Expenses                                  4,492,899             4,856,392
                                              ------------         -------------

Operating Loss                                    (11,956)              (11,916)

Other Income ( Expense ):
Other income                                       20,800                     -
Gain on sale of property and equipment                  -                 1,100
Contingent gain                                   100,000               109,052
Interest income                                     4,749                 4,291
Interest expense                                  (50,191)              (44,212)
                                              ------------         -------------
Total Other Income, Net                            75,358                70,231
                                              ------------         -------------

Income from Operations                             63,402                58,315

Provision for Income Taxes (Income Tax Benefit)     1,485                (3,463)
                                              ------------         -------------

Net Income Before Extraordinary Item               61,917                61,778

Extraordinary Item- Gain on Extinguishment/
Settlement of Debt, Less income Taxes
of zero for FY2003 and $3,463 for FY 2002               -                 4,499
                                              ------------         -------------

Net Income                                    $    61,917          $     66,277
                                              ============         =============

Income per Common Share
Before Extraordinary Item                     $      0.08          $       0.08

Extraordinary Item per Common Share                     -                  0.01
                                              ------------         -------------

Income per Common Share                       $      0.08          $       0.09
                                              ============         =============

Weighted Average Shares
Outstanding                                       734,712               735,056
                                              ============         =============


          See accompanying notes to consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               9 MONTHS              9 MONTHS
                                                 ENDED                 ENDED
                                               2/27/2003             2/28/2002
                                              ( Unaudited )        ( Unaudited )
                                             -------------         -------------
Cash Flows from Operating Activities:
Net income                                    $    61,917           $    66,277
Adjustments to reconcile net  income to
 net cash used in operating activities:
Depreciation                                       54,783                58,840
Changes in operating assets and
 liabilities:
Accounts receivable                               (10,577)             (253,503)
Inventories                                        (1,207)              (13,582)
Prepaid expenses                                  (20,938)              (21,727)
Accounts payable                                  (86,582)              100,595
Accrued expenses                                  (58,121)             (170,202)
Other liabilities                                 (13,050)              (18,351)
                                              ------------         -------------
    Net Cash Used in Operating Activities         (73,775)             (251,653)

Cash Flows from Investing Activities:
Purchase of property and equipment                (19,177)              (51,441)
Change in deposits                                  8,970                 3,186
Change in restricted cash                        (105,181)                    -
Change in other receivable                       (100,000)                    -
Change in deferred receivable                           -               507,899
                                              ------------         -------------
    Net Cash ( Used in ) Provided by
     Investing Activities                        (215,388)              459,644

Cash Flows from Financing Activities:
Principal payments on long-term debt              (33,382)             (140,998)
Purchase of treasury stock                            (93)                  (90)
Net  proceeds under line of credit                216,485               261,648
                                              ------------         -------------
    Net Cash Provided by Financing Activities     183,010               120,560
                                              ------------         -------------

Net (Decrease) Increase in Cash and
 Cash Equivalents                                (106,153)              328,551

Cash and Cash Equivalents at Beginning of
 Period                                           251,023                20,240
                                              ------------         -------------

Cash and Cash Equivalents at End of Period    $   144,870          $    348,791
                                              ============         =============

Non-Cash Investing and Financing Activities:
Purchase of vehicles through issuance of
 Long-Term Debt                               $    45,347          $          -
                                              ------------         -------------

Cash paid during the year for:
Income taxes                                  $     1,485          $          -
                                              ------------         -------------
Interest                                      $    44,133          $     44,212
                                              ------------         -------------

          See accompanying notes to consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of February 27, 2003, the consolidated statements of operations and statements of cash flows for the three and nine month periods ended February 27, 2003, and February 28, 2002 that have been prepared by the Company have not been audited. It is the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at February 27, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 30, 2002 annual report to shareholders. The results of operations for the three and nine month periods ended February 27, 2003 and February 28, 2002 are not necessarily indicative of the operating results for the full year.

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

Included in the long term debt is a note payable to an individual which bears interest at 8% and is payable in varying monthly installments until January 2008 (See Note 8).

4. INCOME PER COMMON SHARE
Income per common share is computed using the weighted average of common shares outstanding during the period. Certain options were outstanding during 2002 but were not considered in the income per share calculation, as the effect was antidilutive. Those options were all canceled by the year ended May 30, 2002, therefore, there was no effect on a per share basis.

5. RECEIVABLES AND CREDIT
Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts.

As of February 27, 2003, two customers represented approximately 32.5 percent of total accounts receivable. These customers also represented 41.6 percent of total consolidated net sales for the nine months ended February 27, 2003. As of February 28, 2002, two customers represented approximately 37.0 percent of total accounts receivable. These customers also represented 35.3 percent of total consolidated net sales for the nine months ended February 28, 2002.

Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. In accordance with the company's credit policies, delinquent receivables for February 27, 2003 and May 30, 2002 were $ 67,825 and $146,196, respectively.

Payments  of  accounts   receivable  are  allocated  to  the  specific  invoices
identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 30 days from invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Although sales have been down for the three-month and nine month reporting periods, management feels that the allowance for doubtful accounts is adequate. This is especially true since all accounts are still active with on-going business.

6. SEGMENT INFORMATION
The operating results for the two business segments for the three months and nine months ended February 27, 2003 are presented in the table below:



                                           Food      %     Janitorial            Total
Sales                                  $1,294,948  100.0%   $134,297  100.0%  $1,429,245  100.0%
Cost of Food Products                     547,718   42.3%        -      0.0%     547,718   38.3%
Operating                                 459,467   35.5%    132,090   98.4%     591,557   41.4%
Administrative                            322,090   24.9%        -      0.0%     322,090   22.5%
Depreciation                               20,645    1.6%        -      0.0%      20,645    1.4%

Operating (loss) income                $  (54,972)  -4.2%   $  2,207    1.6%   $ (52,765)  -3.7%


Nine Months ended February 27, 2003
                                           Food      %     Janitorial             Total
Sales                                  $4,067,187  100.0%   $413,756   100.0%  $4,480,943  100.0%
Cost of Food Products                    1,757,085  43.2%       -        0.0%   1,757,085   39.2%
Operating                                1,369,658  33.7%    394,463    95.3%   1,764,121   39.4%
Administrative                             916,910  22.5%       -        0.0%     916,910   20.5%
Depreciation                                54,783   1.3%       -        0.0%      54,783    1.2%

Operating (loss) income                $   (31,249) -0.8%   $ 19,293     4.7%  $  (11,956)  -0.3%


A reconciliation of the totals reported for the operating segments to loss from operations for the nine months ended at February 27, 2003 and February 28, 2002 is as follows:

                                                       2003              2002
                                                       ----              ----

Total Reportable Segment Operating Loss               $(11,956)       $(11,916)

Other Income (Expense)
Other income                                            20,800            --

Gain on sale of property and equipment                    --             1,100
Contingent gain                                        100,000         109,052
Interest Income                                          4,749           4,291
Interest Expense                                       (50,191)        (44,212)
                                                      ---------       ---------
                                                        75,358          70,231

Income before provision for Income Taxes              $ 63,402        $ 58,315
                                                      ---------       ---------


7. CONTINGENT GAIN

In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations in 2001, $200,000 was held from the purchase price by the buyer contingent upon the buyer retaining certain customers. This $200,000 was not recorded by the Company in the year the transaction occurred as it was deemed a gain contingency. The Asset Purchase Agreement called for the Company to receive the $200,000 in various intervals through 2004. $100,000 was collected and recorded during 2002. On February 15, 2003, the Company reached an agreement to receive the final $100,000 payment relating to the sale. This $100,000 was not due until January 2004. The entire amount of $100,000 was collected on April 1, 2003 but was recorded in the period ended February 27, 2003 as all the conditions were realized in that period.

8. SUBSEQUENT EVENT

In March 2003, the holder of the 8% note (See Note 3) agreed to accept $125,000 as full and complete settlement and satisfaction of all debts and amounts due on the note payable. As part of the settlement, the individual note holder released all security interests held on commissary equipment and accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Company's historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-QSB.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Form 10-QSB, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect,"
"anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

Critical Accounting Policies
----------------------------

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include receivables, inventories, accruals and valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Accounts Receivable
All of the Company's accounts receivable are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts and other receivables collateralize the Company's outstanding borrowings under its line of credit (see note 2).

Financial Instruments
Short-Term Financial Instruments
--------------------------------
The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

Line of Credit and Long-Term Debt
---------------------------------
The carrying amount of the line of credit approximates its fair value because the currently effective rates reflect market rates. The carrying amount of fixed rate notes payable approximates its fair value based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

Included in the long term debt is a note payable to an individual which bears interest at 8% and is payable in varying monthly installments until January 2008. In September 2002, the Company and the individual holding the 8% Note Payable reached an agreement to suspend payments on the note until July 2003. As discussed in the subsequent event footnote, in March 2003, the holder of the note payable agreed to accept $125,000 as full and complete settlement and satisfaction of all debts and amounts due on the note payable. As part of the settlement, the individual note holder released all security interests held on commissary equipment and accounts receivable.

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

Results of Operations
---------------------

Total sales for the three months ended February 27, 2003 were $115,439 less than the prior year. Total sales for the nine months ended February 27, 2003 were $363,533 less than the prior year. Sales for this particular quarter are lower than normal due to the Holiday season in December and January. During this time, a number of clients close down operations. Sales were also affected by a decrease in business with customers whose programs are funded by the City of New York due to cost cutting measures relating to spending on Holiday meals.

Cost of food products sold for the three months ended February 27, 2003 was down $101,631 from the prior year. Cost of food products sold for the nine months ended February 27, 2003 was down $193,273 from the prior year. The overall cost as a percentage of sales is usually rather consistent throughout the year running approximately 42-44% of revenues from food services and 38-40% of revenues for total company sales. The decreases can be attributed to the decline in sales during the year.

Operating expenses for the three months ended February 27, 2003 were down $28,644 from the prior year. Operating expenses for the nine months ended February 27, 2003 were down $131,819 from the prior year. The decreases can be attributed to cost cutting measures instituted by management and a decline in costs associated with the decline in sales. The overall cost as a percentage of sales has remained consistent for both the three-month and nine-month periods ended February 27, 2003 and February 28, 2002. Operating expense is approximately 33-38% of revenues from food services and 38-40% of revenues for total company sales.

Administrative expenses for the three months ended February 27, 2003 were down $6,690 from the prior year. Administrative expenses for the nine months ended February 27, 2003 were down $34,344 from the prior year. The decreases can be attributed to cost cutting measures enforced by management, partially offset by an increase in business insurance costs.

Other income for the nine months ended February 27, 2003 increased $20,800. This was primarily due to a refund received on insurance policies due to over charges in coverage.

On February 15, 2003, the Company reached an agreement to receive the final payment relating to the sale of assets of the Iowa and Oklahoma vending and food service operations that occurred in January 2001. The payment of $100,000 was not due until January 2004. The entire amount of payment was collected on April 1, 2003.

Interest expense increased slightly for both the three-month and nine months ended February 27, 2003 due to higher borrowings partially offset by decreases in interest rates.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased from a surplus of $4,280 on May 30, 2002 to a deficit of $108,167 on February 27, 2003. Cash and cash equivalents decreased from $251,023 on May 30, 2002 to $144,870 on February 27, 2003.

Net cash from operating activities for the nine months ended February 27, 2003 was a deficiency of $73,775 compared to a deficiency of $251,653 for the same period of the prior year. Gross accounts receivables increased $10,577 due primarily to an increase in other receivables relating to a sublease on a remaining property in the mid-west. Inventories remained relatively unchanged as of February 27, 2003. Prepaid expenses increased $20,938 due primarily to increased insurance premiums and an increase in prepaid credit line fees. Accrued expenses decreased $58,121 due primarily to the full satisfaction of the prior year pension withdrawal liability. Accounts payables decreased $86,582 primarily due to the restructuring of operations, better utilization of existing stock and supplies, cost cutting measures enforced by management. Other liabilities decreased $13,050 relating to a sublease on a remaining property in the mid-west.

Net cash from investing activities was a deficiency of $215,388 for the nine months ended February 27, 2003 compared to a surplus of $459,644 for the same period last year. The deficiency for the nine months ended February 27, 2003 was primarily due to the lender of the credit line requiring the Company to deposit an additional $100,000 in a restricted savings account and a $100,000 increase in other receivables relating to the sale of assets of the Iowa and Oklahoma vending and food service operations that occurred in January 2001. The variance for the nine months ended February 28, 2002 was due to the collection of a one time deferred receivable of $507,899 in that prior year.

Net cash from financing activities for the nine months ended February 27, 2003 increased $183,010 compared to an increase of $120,560 for the nine months ended February 28, 2002. The line of credit debt increased for the nine months ended February 27, 2003 and February 28, 2002 in order to maintain operations while the Company continues to restructure.

The Company continues to have a good relationship with its lender and its vendors. In August 2002, the lender extended the line of credit agreement to December 31, 2003, while requiring that an additional $100,000 be deposited in a restricted savings account. The lender also reduced the tangible net worth covenant, as defined, from $300,000 to $200,000, reduced the interest rate .25 percent to the prime rate plus 3.75 percent, and increased the maximum borrowings from 80 percent to 85 percent of eligible accounts receivable. All other terms and conditions remain the same.

Management's Plans
------------------

The Company has earned net income for the three months and nine months ended February 27, 2003 of $32,816 and $61,917, respectively. The Company believes that the actions it has already taken, and will take, will provide the opportunity for the Company to remain profitable and operate successfully.

As discussed in the subsequent event footnote, management had been negotiating with certain lenders in an attempt to restructure its long-term debt. Such restructuring would free up working capital and reduce interest charges. There is, as of the filing date, an agreement with the holder of the note payable to accept $125,000 as full and complete settlement and satisfaction of all debts and amounts due on the note payable.

As discussed in the contingent gain footnote, the Company reached an agreement to receive the final payment relating to the sale of assets of the Iowa and Oklahoma vending and food service operations that occurred in January 2001. This $100,000 contingent gain was not due until January 2004.

The Company has signed a new sales contract, which will commence in the beginning of the new fiscal year. An existing customer has informed the Company that they will be opening a new site, thus creating more sales. Moreover, another existing customer has informed management that it too will be opening a new facility and purchasing an existing site. These will also commence in the beginning of the new fiscal year.

Management continues to implement cost cutting procedures that will reduce expenses in cost of food, operations and administration.


ITEM 3.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, management has concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

           Exhibit 99.1 Certification of Chief Executive Officer and Chief
                        Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K.
                     None

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By /s/ Robert A. Laudicina                              April 10, 2003
  -----------------------------                     ------------------------
  Robert A. Laudicina PhD                           Date
  President & Treasurer



By /s/ John Makula                                      April 10, 2003
  -----------------------------                     -------------------------
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

4. The  registrant's   other  certifying  officer  and  I  are  responsible  for
   establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003
     ----------------


/s/ Robert A. Laudicina
--------------------------------
Robert A. Laudicina
President (chief executive officer and chief financial officer)