Form 10KSB
period 2003-05-29
AMBASSADOR FOOD SERVICES CORP
filed 2003-09-11
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 May 29, 2003
                         ----------------------------------------------
                                      OR
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              ----------------    -------------------

Commission file number         0-1744
                      -------------------------

Ambassador Food Services Corporation
---------------------------------------------------------------
(Name of small business issuer in its charter)

Delaware                                     44-0656199
---------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue Long Island City, New York          11101
---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:   718-361-2512
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

      YES__X___ NO_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are $ 5,862,844

At May 29, 2003, there were 734,656 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $ 198,357.12.

Exhibit Index is on page 11.

Transitional Small Business Disclosure Format: YES__   NO_X_

                               Table of Contents


Part I

Item 1.  Description of Business
Item 2.  Description of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures

Part III

Item 9. Directors and Executive Officers of the Registrant; Compliance with 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

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

      The principal business activity of the Company is the servicing of its customer accounts, which are primarily governmental social service agencies, and not-for profit organizations, through the use of cafeterias and prepared meals delivered from the Company commissary. The Company also operates a janitorial business in New York and provides routine janitorial services for its current food service customers. The Company does not solicit janitorial services outside its food service customer base.


  (b) Business of Issuer

      (1)   Description of Business Done by the Registrant in its Food Segment

      (i and ii) The  Company's  food service  operation is confined to the  New
                 York City area and consists of providing contract food services for local government social service agencies and not-for-profit agencies. Business is obtained through competitive bidding and is serviced by producing meals in a central commissary and delivering them to various designated points for consumption.

      (iii) This segment has developed no new products. The Company, in general, markets products developed by its suppliers.

      (iv) The practice in the industry is to operate under written agreements with the locations served. In the market area where the Company is located, it has national, (iv) regional, and local competition, some of which have substantially greater total sales and assets. Competition in the food service industry normally comes in the form of pricing and in quality of service and product.

      (v) Raw materials, consisting of packaged products and commodities, are purchased from manufacturers and purveyors and are warehoused or processed by the Company in the local market. There is an adequate supply of raw materials from normal sources.

      (vi) During the year ended May 29, 2003, the Company had one customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality.

      (vii) The distinctive logo associated with the Company has been registered under the laws of the (vii) United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003. As of May 29, 2003, eight employees were members of the union.

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

      (v)        The  sources  and  availability  of  raw  materials  for   this
                 segment are adequate

      (vi) During fiscal year 2003, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality.

      (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2003. As of May 29, 2003, four employees were members of the union.

      (viii) The Company does not have a material portion of its business subject to renegotiation or termination at the election of the Government.

      (xi)       The  Company  does  not  believe  that  existing  or   probable
                 government   regulations   have   a   material   effect  on its
                 operations.


  (b) (1 and 2)

      (x) Through (xii) with Respect to the Registrant's Business in General

      (iv) The Company has not incurred any expense for research and development activities during any of its last two (2) fiscal years.

      (v) Compliance with federal, state, and local laws and regulations involving the protection of the environment will not have a material effect.

      (vi) As of May 29, 2003, the Company employed approximately 74 persons.

Item 2.   Description of Properties

          The Company leases all real estate for office, warehouse, and commissary facilities. Annual rentals are approximately $234,000. The suitability of the leased properties is adequate; such properties are described below:

                                   Type of             Size      Expiration
     Location                      Property         (Sq. Ft.)        Date

     5-30 54th Ave., Long
     Island City, NY               Office/Whse        8,000          3/06
     41-43 24th St., Long
     Island City, NY               Commissary/Whse    2,500          6/05
     24-1 Bridge Plaza, Long
     Island City, NY               Whse               2,000         11/06
     730 Kelly St., Bronx, NY      Shelter            2,300          6/05
     175-15 Rockaway Blvd.,
     Jamaica, NY                   Shelter            4,000          6/05


          The above physical properties are used for office, food preparation and warehousing of food product items and equipment. The Company owns all of the equipment used. The Company operates approximately 12 vehicles in the conduct of its business.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.


                                    PART II

Item 5.   Market for Registrants Common Equity and Related Stockholder Matters

  (a)     Price Range of Common Stock

          The principal market in which the common stock of the Company is traded is the national over- the- counter market (NASDAQ symbol AMBF). The bid quotations for the Company's common stock for each quarter during fiscal year ended May 29, 2003, is shown below:




                                       2003             2002
                                  Bid Quotation    Bid Quotation
                                   High    Low      High    Low
          First Quarter            $.25   $.25      $.27   $.27
          Second Quarter           $.27   $.27      $.27   $.25
          Third Quarter            $.30   $.30      $.27   $.27
          Fourth Quarter           $.27   $.27      $.27   $.27

          The  quotations  above  reflect   interdealer  prices  without  retail
          mark-up, mark-down, or commission and may not represent actual transactions.


  (b)     Number of Equity Security Holders

          As of May 29, 2003, there were 532 record holders of the Company's common stock.

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

    Item 6. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The reader should read the following discussion in conjunction with the Company's historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-KSB.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Form 10-KSB, including, but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business"
sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "should," "plans to," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. Although the Company believes that the expectations will prove to have been correct, all forward-looking statements are expressly qualified by such cautionary statements, and the Company undertakes no obligation to update such forward-looking statements.

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

As of May 29, 2003, four customers represented approximately 50.9 percent of total accounts receivable. As of May 30, 2002, two customers represented 32.7 percent of total accounts receivable. One of these customers also represented
33.8 percent and 29.6 percent of total consolidated net sales for the years ended May 29, 2003, and May 30, 2002, respectively.

Payment of accounts receivable are allocated to the specific invoices as identified on the customer's remittance advice.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected.

Effects of Recent Accounting Pronouncements
In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidation financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 will become effective for the Company beginning in the last quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's consolidated financial position or results from operations.

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

Results of Operation
--------------------

Total sales for fiscal year 2003 of $5,862,844 were $512,843 (8.0%) less than fiscal year 2002.

For discussion and comparison purposes, the operating results for 2003 and 2002, by line of business and in total, are presented in the table below:



            2003                   Food                Janitorial               Total
Sales                           $5,319,260   100.0%     $543,584   100.0%    $5,862,844   100.0%


Cost of Product Sold             2,292,769    43.1%            -     0.0%    $2,292,769    39.1%
Operating Expense                1,838,272    34.6%      525,146    96.6%    $2,363,418    40.3%
Depreciation Expense                80,414     1.5%            -     0.0%      $ 80,414     1.4%
Administrative Expense           1,253,625    23.6%            -     0.0%    $1,253,625    21.4%

Operating Income (Loss)          (145,820)    -2.7%       18,438     3.4%   $ (127,382)    -2.2%


            2002                   Food                Janitorial              Total
Sales                           $5,732,687   100.0%     $643,000   100.0%    $6,375,687   100.0%
Cost of Product Sold             2,593,982    45.2%            -     0.0%    $2,593,982    40.7%
Operating Expense                1,968,361    34.3%      589,136    91.6%    $2,557,497    40.1%
Depreciation Expense                82,101     1.4%            -     0.0%      $ 82,101     1.3%
Administrative Expense           1,220,167    21.3%       20,420     3.2%    $1,240,587    19.4%

Operating Income (Loss)          (131,924)    -2.3%       33,444     5.2%    $ (98,480)    -1.5%


Sales for the food service segment of $5,319,260 were $413,427 less than fiscal year 2002 (7.2%). Sales for the janitorial segment of $543,584 were $99,416 less than fiscal year 2002 (15.5%). The decrease in sales for both segments was a result of a decrease in customer base and a decrease in business with customers whose programs are funded by the city of New York.

Cost of food products sold for fiscal year 2003 was 43.1% of sales compared to 45.2% for fiscal year 2002. This slight increase in gross profit resulted from competitive pricing on purchases and changes in the menu mix sold to customers.

Operating expenses for the food service segment for fiscal year 2003 were 34.6% of sales compared to 34.3% of sales for fiscal year 2002. Operating expenses for the janitorial segment increased to 96.6% of sales compared to 91.6% for fiscal year 2002. Janitorial sales for fiscal years 2003 and 2002 consist primarily of auxiliary janitorial services for current food service customers and carry a smaller margin.

Administrative expense for fiscal year 2003 increased $13,038 compared to fiscal year 2002. This slight increase resulted from costs incurred in moving accounting and administrative functions from Kansas City to the Long Island City corporate office.

Gain on Sale of Assets: In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations in 2001, $200,000 was held from the purchase price by the buyer contingent upon the buyer retaining certain customers. This $200,000 was not recorded by the Company in the year the transaction occurred as it was deemed a gain contingency. The Asset Purchase Agreement called for the Company to receive the $200,000 in various intervals through 2004. $100,000 was collected and recorded during 2002. On February 15, 2003, the Company reached an agreement to receive the final $100,000 payment relating to the sale. This $100,000 was not due until January 2004. The entire amount of $100,000 was collected on April 1, 2003.

On April 1, 2003, the holder of an 8% note agreed to accept $125,000 as full and complete settlement and satisfaction of all debts and amounts due on the note payable. This transaction resulted in a gain on extinguishment of debt of $790,992.

Liquidity and Capital Resources
-------------------------------

The Company's working capital on May 29, 2003, decreased to a surplus of $30,765 compared to a surplus of $107,811 on May 30, 2002. Cash decreased from $251,023 on May 30, 2002, to $85,051 on May 29, 2003. The Company used $100,000 for a collateral deposit required by the credit line lender.

Net cash used in operating activities for the year ended May 29, 2003, was $90,879 compared to $227,107 for the prior year. Receivables decreased $69,729 because of decreased sales in both the food service and janitorial services. Accounts payable decreased $149,688, inventories decreased $20,553, and prepaid expenses increased $19,481.

Net cash used in investing activities for the year ended May 29, 2003, was $114,784 compared to net cash provided by investment activities of $335,403 for the prior year. The fiscal year ended May 30, 2002, included the proceeds from the sale of the assets of the vending machine and cafeteria operations in Iowa, Missouri and Oklahoma of $507,899.

Net cash provided by financing activities for the year ended May 29, 2003, was $39,691 compared to $122,487 for the prior year. Proceeds from the line of credit payable decreased $183,636, and payments on long term debt decreased $100,843 net from fiscal year 2002.

                                                Less than     1 - 3     4 - 5
     Contractual Obligations            Total    1 year       years     years
     Long Term Debt (Including
     Related Parties)                $ 189,482 $  82,251   $ 104,963  $  2,268
     Net Operating Leases            $ 643,865 $ 239,263   $ 404,602  $
                                    -------------------------------------------
                         Total       $ 833,347 $ 321,514   $ 509,565  $  2,268

The Company continues to have a good relationship with its vendors.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will marginally fund the Company's operating, capital expenditure and debt requirements through May 28, 2004.

2002 Results
------------

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

Interest expense decreased $146,394 (70.4%) because a majority of the proceeds from the sale of the assets of vending machine and food service operations in Missouri, Iowa and Oklahoma were used to reduce debt. Declining interest rates also contributed to the decrease. In addition, in January 2001, the Company restructured a note payable with a primary lender by reducing the interest rate.

The Company received and recorded $100,000 of a $200,000 contingent gain provided in the Asset Purchase Agreement for the Midwest vending operations.

Liquidity and Capital Resources
-------------------------------

The Company's working capital on May 30, 2002 increased to a surplus of $107,811 compared to a surplus of $73,737 on May 31, 2001. Cash and cash equivalents increased from $20,240 on May 31, 2001 to $251,023 on May 30, 2002. This
increase is the result of the collection of the deferred receivable from the sale of assets in fiscal year 2001. The Company used $100,000 for a collateral deposit required by the credit line lender.

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

     None

Item 8A.  Controls  and Procedures

     The Company's management, including the Chief Executive Officer and Vice President for Administration, has conducted an evaluation of the effectiveness of Ambassador Food Services Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the Company's evaluation, which was filed with the Commission, the Chief Executive Officer and Vice President for Administration concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Vice President for Administration completed their evaluation.


                                    PART III

Item 9. Directors  and  Executive  Officers  of the  Registrant;
        Compliance with 16 (a) of the Exchange Act.

   (a),(b) The Executive Officers and Directors of the Company are as follows:

                                                                  Director
               Name           Age      Principal Occupation         Since

       Robert A. Laudicina(1)  62    President, Treasurer(2)         1986
       Arthur D. Stevens(1)    78    Chairman of the Board (3)       1963
       Ann W. Stevens          61    Real Estate Broker              1996
       John A. Makula          54    Vice President/ Secretary(4)    2000

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

      (4) Mr. Makula was elected Assistant Secretary on April 12, 2000, and elected Vice President, Secretary, Director in May 2000.

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

Item 10.  Executive Compensation

  (a), (b) The following table sets forth information as to the remuneration accrued by Ambassador Food Services Corporation and its subsidiary during the fiscal year ended May 29, 2003, for each Director and Officer whose aggregate remuneration for the year exceeded $100,000.

             Names of Individuals,
           Number of Persons in Group
         and Capacities in which Served
              Robert A. Laudicina,         Fiscal     Base
          President, CEO and Treasurer      Year     Salary
                                            2003    $127,302
                                            2002    $148,936
                                            2001    $176,706
                                            2000    $174,769


 d)    Stock Options

       Robert Laudicina, President and Treasurer and John Makula, Vice President and Secretary each held options to purchase 25,000 shares of Ambassador common stock at $1.37 exercisable anytime before June 1, 2003, effective June 1, 1999.

       On April 8, 2002, the Board of Directors terminated the Stock Option Agreement. Mr. Laudicina and Mr. Makula consented to the termination of the agreement.

 g)    Related Party Transactions

       The Company entered into a consulting agreement with a stockholder and former officer. The agreement, originally requiring payments of $100,482 per annum, was informally amended to a total per annum consulting fee of $91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 29, 2003, and May 30, 2002, was $91,000 and $102,000, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  (a)  Security Ownership of Certain Beneficial Owners

       The following table sets forth, as of May 29, 2003, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.


                                                  Amount        Percent of
                                               Beneficially     Outstanding
      Name and Address of Beneficial Owner(s)      Owned           Shares

      Arthur D. Stevens
      1901 W. 69th Street
      Mission Hills, KS  66205                   191,444 (1)        26.1%

      Thomas G. Berlin
      800 Superior Avenue, Suite 2100
      Cleveland, Ohio 44114                      235,409 (3)        32.0%

      George T. Terris
      104 S. Warbler
      Sarasota, FL 34236                          54,000 (2)         7.3%

      George F. Crawford
      10110 Fontana Lane
      Overland Park, KS  66207                    51,761             7.0%


      (1)  Does not include 91,400  shares  beneficially  owned by Mr.  Stevens'
           adult  children,   in   which  shares  he  disclaims  any  beneficial
           interest.

      (2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

      (3)  Includes 12,800 shares owned by Mr. Berlin's wife.

  (b)  Security Ownership of Management

                                                  Shares of Stock
                                                Beneficially Owned
                                                   May 29, 2003
                                                   ------------
                                              Number          Percent
      Name                                 of Shares         of Stock
      Arthur D. Stevens
      1901 W. 69th Street
      Mission Hills, KS  66205               191,444  (1)       26.1%

      Robert A. Laudicina
      310 Prospect Avenue
      Hackensack, NJ 07061                    26,265             3.6%

      John Makula
      5 Pittsford Way
      Nanuet, NY 10954                         9,750             1.3%

      Ann W. Stevens
      1901 W. 69th Street
      Mission Hills, KS 66205                  1,000             0.1%

      All Directors and Officers             228,459            31.0%
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


Item 12. Certain Relationships and Related Transactions

The Company entered into a consulting agreement with a stockholder and former officer. The agreement, originally requiring payments of $100,482 per annum, was informally amended to a total per annum consulting fee of $91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 29, 2003, and May 30, 2002, was $91,000 and $102,000,
respectively.

In connection with the settlement of debt the Company signed notes with stockholders and management of the Company in the aggregate amount of $95,000. These notes are payable $30,000 on demand after October 2003 and $65,000 on demand after April 2007. Interest at 10 percent is payable in semiannual installments.

Item 13.  Exhibits and Reports on Form 8-K

  (a)  Exhibit No.:

         21     Subsidiary of the Registrant.

         31.1 Certification of Chief Executive Officer of Ambassador Food Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer of Ambassador Food Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of Ambassador Food Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of Ambassador Food Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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


                             AMBASSADOR FOOD SERVICES CORPORATION
                             ------------------------------------
                                  (Registrant)


                             By  /s/  Robert A. Laudicina         Date
                                ---------------------------------     ---------
                                  Robert A. Laudicina
                                  President and CEO


                             By  /s/  John Makula                  Date
                                ----------------------------------     --------
                                  John A. Makula
                                  Vice President and Secretary







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   /s/  Arthur D. Stevens      Chairman of the Board               Date
------------------------------------------------------------------     ---------
Arthur D. Stevens              Title


                               President and Chief
   /s/  Robert A. Laudicina    Executive Officer/Director          Date
------------------------------------------------------------------     ---------
Robert A. Laudicina            Title


   /s/   Ann W.  Stevens       Director                            Date
------------------------------------------------------------------     ---------
Ann W. Stevens                 Title


   /s/  John A. Makula         Vice President/Secretary, Director  Date
------------------------------------------------------------------     ---------
John A. Makula                 Title

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                 CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 29, 2003


                                                                      Page


Independent Auditors' Report                                          F-1


Consolidated Balance Sheets
May 29, 2003 and May 30, 2002                                         F-2


Consolidated Statements of Income
For the Years Ended May 29, 2003 and May 30, 2002                     F-3


Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended May 29, 2003 and May 30, 2002                     F-4


Consolidated Statements of Cash Flows
For the Years Ended May 29, 2003 and May 30, 2002                     F-5


Notes to Consolidated Financial Statements                         F-6 -F-14

               INDEPENDENT AUDITORS' REPORT


               To the Board of Directors and Stockholders, Ambassador Food Services Corporation and Subsidiary:

               We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 29, 2003 and May 30, 2002, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and
               Subsidiary as of May 29, 2003 and May 30, 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





               WithumSmith+Brown
               New Brunswick, New Jersey
               July 8, 2003, except for Note 4, as to which the date is
                 August 27, 2003

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          MAY 29, 2003 AND MAY 30, 2002

          ASSETS                                       2003             2002
                                                       ----             ----

Current Assets:
    Cash                                         $    85,051      $   251,023
    Accounts receivable, net of allowance for
      doubtful accounts of $7,189 in 2003 and
      in 2002                                        764,688          834,417
    Inventories                                       94,475          115,028
    Prepaid expenses                                  48,248           28,767
    Restricted cash                                  210,913          103,531
                                                 -----------      -----------
          Total Current Assets                     1,203,375        1,332,766

Property and Equipment, Net                          167,148          166,183

    Deposits                                          20,860           29,830
                                                 -----------      -----------

          TOTAL ASSETS                           $ 1,391,383      $ 1,528,779
                                                 ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)

Current Liabilities:
    Line of credit payable                         $ 562,181        $ 491,173
    Current maturities of long-term debt              52,251           68,562
    Notes payable to related parties                  30,000               --
    Accounts payable                                 371,353          521,041
    Accrued expenses                                 156,825          144,179
                                                 -----------      -----------
          Total Current Liabilities                1,172,610        1,224,955

Long-Term Debt, Less Current Maturities               42,231          878,129
Other Liabilities                                      1,700           18,850
Notes Payable to Related Parties, Net of Current
  Portion                                             65,000               --

Stockholders' Equity (Deficit):
    Common stock, $1.00 par value                  1,009,230        1,009,230
    Additional paid-in capital                       718,291          718,291
    Accumulated deficit                           (1,287,985)      (1,991,075)
                                                 -----------      -----------
                                                     439,536         (263,554)
    Less treasury stock at cost                     (329,694)        (329,601)
                                                 -----------      -----------
          Total Stockholders' Equity (Deficit)       109,842         (593,155)
                                                 -----------      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                     $ 1,391,383      $ 1,528,779
                                                 ===========      ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MAY 29, 2003 AND MAY 30, 2002

                                                     2003             2002
                                                     ----             ----

Sales                                            $ 5,862,844      $ 6,375,687

Costs and Expenses:
    Cost of food products sold                     2,292,769        2,593,982
    Operating                                      2,363,418        2,557,497
    Administrative                                 1,253,625        1,240,587
    Depreciation and amortization                     80,414           82,101
                                                 -----------      -----------
          Total Costs and Expenses                 5,990,226        6,474,167
                                                 -----------      -----------
Operating Loss                                      (127,382)         (98,480)

Other Income (Expense):
    Interest income                                    8,539           16,664
    Interest expense                                 (64,340)         (61,648)
    Gain on sale of assets                           100,000          100,000
    Gain on sale of property and equipment               --             1,100
    Gain on settlement of debt                       790,992             --
    Other (expense) income                            (3,434)         52,727
                                                 -----------      -----------
          Total Other Income (Expense), Net          831,757          108,843
                                                 -----------      -----------
Income Before Income Tax Expense                     704,375           10,363

Income Tax Expense                                     1,285            1,932
                                                 -----------      -----------
Net Income                                       $   703,090      $     8,431
                                                 ===========      ===========
Basic and Diluted Income Per Common Share:       $      0.96           $ 0.01
                                                 ===========      ===========
Weighted Average of Common Shares Outstanding        734,684          734,991
                                                 ===========      ===========







The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MAY 29, 2003 AND MAY 30, 2002



                                                   Common Stock
                           ------------------------------------------------------------
                           Authorized         Issued                  Treasury          Additional                       Total
                           ----------- ---------------------- -------------------------   Paid-in      Accumulated    Stockholders'
                             Shares     Shares       Amount      Shares      Amount       Capital        Deficit    Equity (Deficit)
                             ------     ------       ------      ------      ------     ----------     -----------  ----------------

Balance, May 31, 2001       2,000,000  1,009,230  $ 1,009,230  (273,974)   $(329,511)   $ 718,291    $ (1,999,506)     $(601,496)

Net Income                      --         --           --        --           --           --              8,431          8,431

Purchase of Treasury Stock      --         --           --         (300)         (90)       --              --               (90)
                            ---------  ---------  -----------  ---------   ----------   ---------    -------------     ----------

Balance, May 30, 2002       2,000,000  1,009,230    1,009,230  (274,274)    (329,601)     718,291      (1,991,075)      (593,155)

Net Income                      --         --           --        --           --           --            703,090        703,090

Purchase of Treasury Stock      --         --           --         (300)         (93)       --              --               (93)
                            ---------  ---------  -----------  ---------   ----------   ---------    -------------     ----------
Balance, May 29, 2003       2,000,000  1,009,230  $ 1,009,230  (274,574)   $(329,694)   $ 718,291    $ (1,287,985)       $109,842
                            =========  =========  ===========  =========   ==========   =========    =============     ----------


The Notes to Consolidated Financial Statements are an integral part of these statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 29, 2003 AND MAY 30, 2002

                                                       2003             2002
                                                       ----             ----

Cash Flows from Operating Activities:
    Net income                                       $ 703,090        $   8,431
    Gain on settlement of debt                        (790,992)            --
    Adjustments to reconcile net income to
      net cash used in operating activities:
      Depreciation and amortization                     80,414           82,101
      Gain on sale of property and equipment              --             (1,100)
      Bad debt recovery                                   --            (16,148)
      Changes in:
        Accounts receivable                             69,729          (97,684)
        Inventories                                     20,553            9,878
        Prepaid expenses                               (19,481)         (16,939)
        Accounts payable                              (149,688)          58,402
        Accrued expenses                                12,646         (236,647)
        Other liabilities                              (17,150)         (17,401)
                                                     ----------       ----------
          Net Cash (Used in) Operating Activities      (90,879)        (227,107)

Cash Flows from Investing Activities:
    Purchase of property and equipment                 (16,372)         (73,251)
    Proceeds from sale of property and equipment            --            1,100
    Change in restricted cash                         (107,382)        (103,531)
    Collection of deferred receivable                       --          507,899
    Change in deposits                                   8,970            3,186
                                                     ----------       ----------
          Net Cash (Used in) Provided by Investing
          Activities                                  (114,784)         335,403

Cash Flows from Financing Activities:
    Principal payments on long-term debt               (41,224)        (132,067)
    Increase in borrowings of long-term debt           135,000             --
    Payment to settle debt                            (125,000)            --
    Purchase of treasury stock                             (93)             (90)
    Net proceeds under line of credit payable           71,008          254,644
                                                     ----------       ----------
          Net Cash Provided by Financing Activities     39,691          122,487
                                                     ----------       ----------

Net Change in Cash                                    (165,972)         230,783

Cash at Beginning of Year                              251,023           20,240
                                                     ----------       ----------

Cash at End of Year                                  $  85,051        $ 251,023
                                                     ==========       ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Income taxes                                   $   1,258        $   5,242
      Interest                                       $  62,089        $  57,677

    Supplemental disclosure of noncash inventory
      and financing activities:
        Purchase of equipment through the
          issuance on long-term debt                 $  65,007        $    --





The Notes to Consolidated Financial Statements are an integral part of these statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------
       Significant accounting policies followed by Ambassador Food Services Corporation (AFSC) and its wholly-owned subsidiary, Ambassador Fast Services, Inc. (AFS) (hereinafter collectively known as the Company) in the preparation of the accompanying consolidated financial statements are summarized below:

       Nature of Business
       The Company conducts operations in New York in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services. These segments primarily service government agencies and nonprofit organizations.

       Principles of Consolidation
       The consolidated financial statements include the accounts of Ambassador Food Services Corporation and its wholly-owned subsidiary, Ambassador Fast Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

       Reporting Periods
       The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Fiscal years 2003 and 2002 contained 52 weeks.

       Use of Estimates
       The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Inventories
       Inventories, which consist of food and supplies, are stated at the lower of cost (first-in, first-out) or market.

       Income Taxes
       Deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely.

       Financial Instruments

       Short-Term Financial Instruments
       --------------------------------
       The carrying amount of short-term financial instruments, including cash, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

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

       Reclassifications
       Restricted cash reported in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

       Concentration of Credit Risk
       Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board (FASB) Statement No. 105, consist primarily of cash and accounts receivable.

       Cash
       ----
       The Company places operating cash with high quality financial institutions. At times these amounts exceed the Federal Deposit Insurance Corporation limits of $100,000, however, management monitors the soundness of these institutions and considers the Company's risk negligible.

       Receivables and Credit Policies
       Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date, depending on the terms the Company has with the customer. If a customer fails to remit payment within 90 days of the invoice date, management calls the customer to determine when collection can be expected. Customer account balances with invoices dated over 90 days are considered delinquent.

       All of the Company's accounts receivable are with customers located in New York. The Company grants credit to customers such as governmental social service agencies and other nonprofit organizations. Collateral is not required.

       As of May 29, 2003, four customers represented approximately 50.9 percent of total accounts receivable. As of May 30, 2002, two customers represented 32.7 percent of total accounts receivable. One of these customers also represented 33.8 percent and 29.6 percent of total consolidated net sales for the years ended May 29, 2003 and May 30, 2002, respectively.

       Payment of accounts receivable are allocated to the specific invoices as identified on the customer's remittance advice.

       The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected.

       Effects of Recent Accounting Pronouncements
       In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidation financial position or results of operations.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

       Effects of Recent Accounting Pronouncements (Continued)
       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

       In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

       In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 will become effective for the Company beginning in the last quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial position or results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's consolidated financial position or results from operations.

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

       Property and Equipment
       Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. The estimated lives used in determining depreciation are as follows:

               Description                                  Years
               -----------                                  -----

           Cafeteria and Commissary Equipment               3-7
           Leasehold Improvements                   Lesser of Estimated Life or
                                                          Term of Lease
           Vehicles                                         3-5
           Office Equipment                                 3-7
           Warehouse Equipment                              3-7

       Income Per Common Share
       Income per common share is computed using the weighted average of common shares outstanding during the period.

Note 2 - Restricted Cash:
-------------------------
       In connection with Company's renewal of its line of credit in December 2002, the Company was required to increase its collateral deposit from $100,000 to $200,000. The deposit earns interest at the prime rate (4.25 percent at May 29, 2003 and 4.75 percent at May 30, 2002). Interest earned for the year ended May 29, 2003 and 2002 amounted to $7,382 and $3,531, respectively. The collateral is required to be maintained during the term of the loan.

Note 3 - Property and Equipment:
--------------------------------
       Property and equipment consists of the following at May 29 and 30:

                                                      2003         2002
                                                      ----         ----

       Cafeteria and Commissary Equipment           $456,349    $444,545
       Leasehold Improvements                         22,657      19,832
       Vehicles                                      162,183     116,704
       Office Equipment                               60,213      60,213
       Warehouse Equipment                            22,189      22,189
                                                    --------    --------
                                                     723,591     663,483
       Less Accumulated Depreciation                 556,443     497,300
                                                    --------    --------
          Property and Equipment, Net               $167,148    $166,183
                                                    ========    ========

       Depreciation expense amounted to $80,414 and $82,101 for the years ended May 29, 2003 and May 30, 2002, respectively.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Line of Credit Payable:
--------------------------------
       The Company entered into a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime (4.25 percent and 4.75 percent at May 29, 2003 and May 30, 2002, respectively) plus 3.75 percent. The loan is collateralized by a first priority perfected security interest in all the Company's assets excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which expires in December 2003, contains a tangible net worth covenant, as defined by the lender. At May 29, 2003, the Company was in violation with that covenant. On August 25, 2003, the lender agreed to waive the violation through August 22, 2003, the date at which certain individuals owed monies, agreed to subordinate their debt to the lender. The subordinated amount of $95,000 resulted in the Company being in compliance with its tangible net worth covenant. In addition, the agreement requires that the Company deposit with the lender $200,000 in a restricted savings account (see Note 2). On August 27, 2003, the lender extended the maturity date to August 2004.

       The balance of the credit line was $562,181 and $491,173 as of May 29, 2003 and May 30, 2002, respectively.

Note 5 - Long-Term Debt:
------------------------
       Long-term debt consists of the following
         at May 29 and 30:
                                                           2003       2002
                                                           ----       ----
       Notes  payable -  equipment,  payable in monthly
       installments of approximately $1,791,  including
       interest   at   8   percent,   paid   in   2003,
       collateralized by equipment                       $   --     $ 17,978

       Notes  payable -  vehicles,  payable  in monthly
       installments,  non-interest  bearing, due August
       2007                                               38,546       --

       Note  payable  -  vehicle,  payable  in  monthly
       installments, bearing interest at 8.99 percent,
       due May 2007                                       15,936       --

       Note  payable  to  an  individual  at 8  percent,
       extinguished in March 2003 (see Note 8)                --     928,713

       Notes  payable  to   individuals,   payable  upon
       demand  after  October   2003.   Interest  at  10
       percent   is    payable    is   in    semi-annual
       installments                                       40,000       --
                                                         -------    --------

       Total Long-Term Debt                               94,482     946,691

       Less Current Maturities                            52,251      68,562
                                                         -------    --------

       Long-Term Portion                                 $42,231    $878,129
                                                         =======    ========

       Aggregate maturities of long-term debt due within the five years subsequent to May 29, 2003 are as follows:

                     Year                        Amount
                     ----                        ------

                     2004                       $52,251
                     2005                        12,852
                     2006                        13,207
                     2007                        13,904
                     2008                         2,268
                                                -------
                       Total                    $94,482
                                                =======

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Related Party Transactions:
------------------------------------
       The Company entered into a consulting agreement with a stockholder and former officer. The agreement, originally requiring payments of $100,482 per annum, was informally amended to a total per annum consulting fee of $91,000. The consulting agreement terminates in May 2009. The expense relating to that agreement at May 29, 2003 and May 30, 2002 was $91,000 and $102,000, respectively.

       In connection with the settlement of debt (See Note 8) the Company signed notes with stockholders and management of the Company in the aggregate amount of $95,000. These notes are payable upon demand, some after October 2003 and some after April 2007. Interest at 10 percent is payable in semiannual installments. Aggregate maturities of these notes due within the next four years are as follows:

                     Year                         Amount
                     ----                         ------

                     2004                        $30,000
                     2005                           --
                     2006                           --
                     2007                         65,000
                                                 -------
                       Total                     $95,000
                                                 =======

Note 7 - Gain on Sale of Assets:
--------------------------------
       In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations in 2001, $200,000 was held from the purchase price by the buyer contingent upon the buyer retaining certain customers. This $200,000 was not recorded by the Company in the year the transaction occurred as it was deemed a gain contingency. The Asset Purchase Agreement called for the Company to receive the $200,000 in various intervals through 2004. $100,000 was collected and recorded during 2002. On February 15, 2003, the Company reached an agreement to receive the final $100,000 payment relating to the sale. This $100,000 was not due until January 2004. The entire amount of $100,000 was collected on April 1, 2003.

Note 8 - Gain on Settlement of Debt:
------------------------------------
       On March 10, 2003, a note payable to an individual with an outstanding balance of $915,992 and due June 2008, was settled for $125,000. The settlement resulted in a gain of $790,992 for the year ended May 29, 2003.

Note 9 - Commitments:
---------------------
       Future  minimum  lease  payments  under  all  non-cancelable   operating
       leases, as of May 30, 2003 are as follows:

           Fiscal Year                  Real
              Ending                   Estate      Equipment       Total
           -----------                 ------      ---------       -----

               2004                   $234,003       $5,260       $239,263
               2005                    239,421        1,360        240,781
               2006                    140,511          --         140,511
               2007                     23,310          --          23,310
                                      --------       ------       --------
               Total                  $637,245       $6,620       $643,865
                                      ========       ======       ========

       Certain operating leases provide for renewal options at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

       Rental expense charged to operations was $184,033 in 2003 and $180,832 in 2002.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes:
-----------------------
       Deferred income taxes consisted of the following at May 29 and May 30:

                                                        2003        2002
                                                        ----        ----

       Deferred Tax Asset                            $ 554,411    $ 845,477
       Less Valuation Allowance                       (512,618)    (776,798)
                                                     ----------   ----------
       Net Deferred Tax Asset                           41,793       68,679

       Deferred Tax Liability                          (41,793)     (68,679)
                                                     ----------   ----------

       Net Deferred Income Taxes                     $    --      $    --
                                                     ==========   ==========

       The approximate tax effect of each temporary difference giving rise to the deferred tax asset and liability was as follows:

                                                        2003        2002
                                                        ----        ----

       Pension Costs
                                                     $    --      $  12,202
       Vacation Accrual                                 11,398       15,452
       Allowance for Bad Debts                           2,876        2,876
       Contribution Carryforward                        14,772         --
       Net Operating Loss Carryforwards                525,365      814,947
                                                     ----------   ----------
       Deferred Tax Asset                            $ 554,411    $ 845,477
                                                     ==========   ==========

       Accelerated Depreciation                      $ (41,793)   $ (68,679)
                                                     ----------   ----------
       Deferred Tax Liability                        $ (41,793)   $ (68,679)
                                                     ==========   ==========

       The  valuation  allowance  was  established  to reduce the  deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize net operating loss carryforwards before they expire. The valuation allowance decreased by $264,180 and increased by $68,853 in fiscal years 2003 and 2002, respectively.

       The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at federal statutory income tax rates. The principal differences are as follows at May 29 and 30:
                                                        2003        2002
                                                        ----        ----
       Federal Income Tax Expense Computed
        at Statutory Rate                            $ 239,487    $   3,523
       State Income Tax Expense                          1,285          622
       Utilization of Net Operating Loss              (239,487)      (2,312)
                                                     ----------   ----------

       Income Tax Expense                            $   1,285    $   1,932
                                                     ==========   ==========

       The  Company  has  federal  net  operating   loss  (NOL)   carryforwards
       available at May 29, 2003 amounted to $1,313,413 which expire at various intervals from 2008 through 2020.

       In addition, for state purposes, AFS and AFSC has State of New York NOL carryforwards available at May 29, 2003, which amounted to $905,124 and expire at various intervals from 2008 through 2016.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Common Stock Options:
-------------------------------
       The Company previously granted 100,000 options to certain of its officers, directors and key employees. All options vested as of May 31, 2000.

       The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. Since no options were granted during 2003 and 2002, no compensation expense has been recorded.

       The following summarizes the activity in the Company's stock option plan:

                                                                  Weighted
                                                                   Average
                                            Number of shares      Exercise
                                      -------------------------     Price
                                      Outstanding   Exercisable   Per Share
                                      -----------   -----------   ---------

       Outstanding May 31, 2001         50,000        50,000        $1.37
       Granted                            --            --            --
       Exercised                          --            --            --
       Canceled                        (50,000)      (50,000)        1.37
                                       --------      --------       -----
       Outstanding, May 30, 2002          --            --            --
                                       --------      --------       -----
       Outstanding, May 29, 2003          --            --          $ --
                                       ========      ========       =====

       As of April 8, 2002, the Board of Directors in conjunction with the consent of the plan's members, canceled the above plan.

Note 12 - Segment Information:
------------------------------
       The Company has adopted Financial Accounting Standards Board SFAS No. 131 Disclosures about Segments of a Business Enterprise and Related Information. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. The Company's businesses are organized and managed as two operating segments based on the differences in products and services. These segments are Food and Janitorial. Selected information by operating segment is presented below for the years ending May 29, 2003 and 30, 2002:

                   2003                   Food      Janitorial    Eliminations      Total
                   ----                   ----      ----------    ------------      -----

       Sales                           $5,319,260    $ 543,584     $   --        $ 5,862,844
       Operating Income (Loss)         $ (145,820)   $  18,438     $   --        $  (127,382)
       Assets                          $1,386,974    $   4,409     $   --        $ 1,391,383
       Depreciation and Amortization   $   80,414    $   --        $   --        $    80,414
       Capital Expenditures            $   81,379    $   --        $   --        $    81,379

                   2002                   Food      Janitorial    Eliminations      Total
                   ----                   ----      ----------    ------------      -----

       Sales                           $5,732,687    $ 643,000     $   --        $  6,375,687
       Operating Income (Loss)         $ (131,924)   $  33,444     $   --        $    (98,480)
       Assets                          $1,454,150    $ 139,410     $(64,781)     $  1,528,779
       Depreciation and Amortization   $   82,101    $   --        $   --        $     82,101
       Capital Expenditures            $   73,251    $   --        $   --        $     73,251

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Information (Continued):
------------------------------------------
       A reconciliation of the totals reported for the operating segments to income before income taxes expense are as follows at May 29 and 30:

                                                        2003         2002
                                                        ----         ----

       Total Reportable Segment Operating Loss       $(127,382)    $(98,480)

       Other Income (Expense):
        Interest income                                  8,539       16,664
        Interest expense                               (64,340)     (61,648)
        Gain on sale of assets                         100,000      100,000
        Gain on sale of property and equipment           --           1,100
        Gain on settlement of debt                     790,992        --
        Other expense income                            (3,434)      52,727
                                                     ----------    ---------
           Total Other Income (Expense), Net           831,757      108,843
                                                     ----------    ---------

       Income Before Income Taxes                    $ 704,375     $ 10,363
                                                     ==========    =========