Form 10QSB
period 2003-08-28
AMBASSADOR FOOD SERVICES CORP
filed 2003-10-15
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 28, 2003

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

Common stock ($1.00 par value) 734,656 shares outstanding as of 8/28/03

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

  Part 1. FINANCIAL INFORMATION

  Item 1. Financial Statements
  Consolidated Balance Sheets
  August 28, 2003 (Unaudited) and May 29, 2003 (Audited)        3

  Consolidated Statements of Operations
  Three Months ended August 28, 2003 (Unaudited)
  And August 29, 2002 (Unaudited)                               4

  Consolidated Statements of Cash Flows
  Three Months ended August 28, 2003 (Unaudited)
  And August 29, 2002 (Unaudited)                               5

  Notes to Consolidated Financial Statements (Unaudited)        6 - 9

  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           9 - 12
  Forward-Looking Statements
  Critical Accounting Policies
  Results of Operations
  Liquidity and Capital Resources

  Item 3.  Controls and Procedures                              12


  Part 2.  OTHER INFORMATION                                    12 - 13

  Item 1.  Legal Proceedings                                    12

  Item 2.  Changes in Securities and Use of Proceeds            12

  Item 3.  Defaults Upon Senior Securities                      13

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                              13

  Item 5.  Other Information                                    13

  Item 6.  Exhibits and Reports on Form 8-k                     13

  Signatures                                                    15

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                           8/28/2003                5/29/2003
ASSETS                                    (Unaudited)               (Audited)
                                        ---------------            -----------

Current Assets:
Cash                                     $    28,692               $    85,051
Accounts Receivables, net                    749,187                   764,688
Inventories                                  114,409                    94,475
Prepaid expenses                              44,219                    48,248
Restricted cash                              213,166                   210,913
                                        -------------             -------------
Total Current Assets                       1,149,673                 1,203,375

Property and Equipment - Net                 150,264                   167,148

Deposits                                      20,860                    20,860
                                        -------------             -------------

Total Assets                             $ 1,320,797               $ 1,391,383
                                        =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit payable                   $   569,038               $   562,181
Current maturities of long-term debt          52,606                    52,251
Notes payable to related parties              30,000                    30,000
Accounts payable                             373,529                   371,353
Accrued expenses                             104,381                   156,825
                                         ------------             -------------
Total Current Liabilities                  1,129,554                 1,172,610

Long-Term Debt, Less Current Maturities       39,049                    42,231
Other Liabilities                                                        1,700
Notes Payable to Related Parties.
   Net of Current Portion                     65,000                    65,000

Stockholders' Equity
Common stock, $1.00 par value              1,009,230                 1,009,230
Additional paid-in capital                   718,291                   718,291
Accumulated deficit                       (1,310,633)               (1,287,985)
                                         ------------             -------------
                                             416,888                   439,536
Less treasury stock at cost                 (329,694)                 (329,694)
                                         ------------             -------------
Total Shareholders' Equity                    87,194                   109,842
                                         ------------             -------------

Total Liabilities and Stockholders'
  Equity                                 $ 1,320,797               $ 1,391,383
                                         ============             =============

     See accompanying notes to condensed consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    3 MONTHS         3 MONTHS
                                                      ENDED            ENDED
                                                    8/28/2003        8/29/2002
                                                   (Unaudited)      (Unaudited)
                                                  -------------    -------------
Sales                                              $ 1,322,126      $ 1,569,759

Cost and Expenses:
Cost of food products sold                             524,589          619,939
Operating                                              525,638          593,502
Administrative                                         262,618          315,660
Depreciation and amortization                           16,884           15,283
                                                  -------------    -------------
   Total Cost and Expenses                           1,329,729        1,544,384
                                                  -------------    -------------

Operating Income ( Loss )                               (7,603)          25,375

Other Income ( Expense ):
Interest income                                          2,253            1,284
Interest expense                                       (14,991)         (16,492)
                                                  -------------    -------------
Total Other Income ( Expense ), Net                    (12,738)         (15,208)
                                                  -------------    -------------

Income (Loss) Before Income Tax Expense                (20,341)          10,167

Income Tax Expense                                       2,307                -
                                                  -------------    -------------

Net Income (loss)                                  $   (22,648)     $    10,167
                                                  =============    =============

Basic and Diluted Income (Loss) Per Common Share   $     (0.03)     $      0.01
                                                  =============    =============

Weighted Average of Common Shares Outstanding          734,656          734,756
                                                  =============    =============


     See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    3 MONTHS         3 MONTHS
                                                      ENDED            ENDED
                                                    8/28/2003        8/29/2002
                                                   (Unaudited)      (Unaudited)
                                                  -------------    -------------
Cash Flows from Operating Activities:
Net income (loss)                                   $  (22,648)      $   10,167
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization                           16,884           15,283
Changes in:
Accounts receivable                                     15,501          (97,756)
Inventories                                            (19,934)         (16,843)
Prepaid expenses                                         4,029            8,242
Accounts payable                                         2,176          (33,899)
Accrued expenses                                       (52,444)         (57,692)
Other liabilities                                       (1,700)          (4,350)
                                                   ------------     ------------
          Net Cash Used in Operating Activities        (58,136)        (176,848)

Cash Flows from Investing Activities:
Purchase of property and equipment                           -           (8,273)
Change in deposits                                           -            5,420
Change in restricted cash                               (2,253)        (100,835)
                                                   ------------     ------------
          Net Cash Used in Investing Activities         (2,253)        (103,688)

Cash Flows from Financing Activities:
Principal payments on long-term debt                    (2,827)         (14,885)
Purchase of treasury stock                                   -              (93)
Net proceeds under line of credit payable                6,857          113,665
                                                   ------------     ------------
          Net Cash Provided by Financing Activities      4,030           98,687
                                                   ------------     ------------

Net Change in Cash                                     (56,359)        (181,849)

Cash at Beginning of Period                             85,051          251,023
                                                   ------------     ------------

Cash at End of Period                               $   28,692       $   69,174
                                                   ============     ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Income taxes                                        $    2,307       $      -
Interest                                            $   11,499       $      -
Purchase of vehicles through issuance of long
  term debt                                         $      -         $   45,327

     See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of August 28, 2003, the consolidated statements of operations and statements of cash flows for the three month period ended August 28, 2003, have been prepared by the Company and are not audited. It is the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at August 28, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 29, 2003 annual report to shareholders. The results of operations for the period ended August 28, 2003 are not necessarily indicative of the operating results for the full year.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information, if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No.

150 to have a significant impact on the Company's consolidated financial position or results from operations.

2. LINE OF CREDIT
The Company has a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime plus
3.75 percent. The loan is collateralized by a first priority perfected security interest in all the Company's assets, excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which originally was to expire in December 2003, was extended on August 27, 2003, to August 2004. The agreement contains a tangible net worth covenant, as defined by the lender, which is measured on a semi-annual basis. In addition, the agreement requires that the Company maintain a restricted cash account of $200,000 with the lender. In conjunction with the extension, $95,000 of loans due to certain related parties were subordinated to the lender.

3. INCOME PER COMMON SHARE
Income (loss) per common share is computed using the weighted average of common shares outstanding during the period.

As of August 28, 2003, three customers represented approximately 63.5 percent of total accounts receivable. Two customers also represented 42.5 percent of total consolidated net sales for the three months ended August 28, 2003.
As of August 29,

2002, two customers represented approximately 23.4 percent of total accounts receivable. These customers also represented 34.9 percent of total consolidated net sales for the three months ended August 29, 2002.


4. SEGMENT INFORMATION
The operating results for the two business segments for the three months ended August 28, 2003, are presented in the table below:

   8/28/2003                Food          Janitorial          Total
 Sales                   $1,203,267 100.0% $118,859 100.0% $1,322,126 100.0%
 Cost of Product            524,589  43.6%    -       0.0%    524,589  39.7%
 Operating                  410,544  34.1%  115,094  96.8%    525,638  39.8%
 Depreciation                16,884   1.4%    -       0.0%     16,884   1.3%
 Administrative             262,618  21.8%    -       0.0%    262,618  19.9%

 Operating Income (Loss)    (11,368) -0.9%    3,765   3.2%     (7,603) -0.6%

   8/29/2002                Food          Janitorial          Total
 Sales                   $1,420,603 100.0% $149,156 100.0% $1,569,759 100.0%
 Cost of Product            619,939  43.6%    -       0.0%    619,939  39.5%
 Operating                  459,063  32.3%  134,439  90.1%    593,502  37.8%
 Depreciation                15,283   1.1%    -       0.0%     15,283   1.0%
 Administrative             315,660  22.2%    -       0.0%    315,660  20.1%

 Operating Income (Loss)     10,658   0.8%   14,717   9.9%     25,375   1.6%

A reconciliation of the totals reported for the operating segments to income before income tax are as follows at August 28, 2003, and August 29, 2002:

                                                   8/28/2003    8/29/2002
                                                   ---------    ---------

        Total Reportable Segment Operating Loss     (7,603)       25,375

        Other Income ( Expense ):                    2,253         1,284
        Interest Income                            (14,991)      (16,492)
                                                   --------      --------
        Interest Expense                           (12,738)      (15,208)
                                                   --------      --------

        Income (Loss) Before Income Taxes          (20,341)       10,167
                                                   --------      --------

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

Inventories
Inventories, which consist of food and supplies, are stated at the lower of cost (first-in, first-out) or market. The Company reviews its inventory valuation and writes down inventory for unusable inventory.

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

Accounts receivables are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. In accordance with the company's credit policies, delinquent receivables for August 28, 2003, and May 29, 2003 were $53,064 and $25,929, respectively.

Payments of account receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 30 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Although sales are down for the three month reporting period, management feels that the allowance for doubtful accounts is adequate.

Nature of Operations
--------------------

The Company provides contract food services for government social service agencies and not-for-profit organizations in the New York City area. This service is provided in the form of managing on-site cafeterias and delivery of meals prepared in the Company's central commissary. The Company also provides basic janitorial services for several of its food service customers. The Company does not provide janitorial services outside its food service customer base. Although the majority of the business is obtained through public bids, the Company has provided food service to most of its clients in excess of five years.

Results of Operations
---------------------
Total sales for the three months ended August 28, 2003, were $247,633 (15.8%) less than the prior year. The decrease in sales was a result of a decrease in customer base and a decrease in business with customers whose programs are funded by the City of New York.

Cost of food products sold for the three months ended August 28, 2003, and for the three months ended August 29, 2002, were consistent.

Operating expenses for the three months ended August 28, 2003, were down $67,864 from the prior year. The decrease can be attributed to a decline in costs associated with the decline in sales.

Administrative expenses for the three months ended August 28, 2003, were down $53,042 from the prior year. The decrease can be attributed to cost cutting measures enforced by management.

Liquidity and Capital Resources
-------------------------------
The Company's working capital on August 28, 2003, decreased to a surplus of $20,119 compared to a surplus of $30,765 on May 29, 2003. Cash decreased from $85,051 on May 29, 2003, to $28,692 on August 28, 2003.

Net cash used in operating activities for the three months ended August 28, 2003, was $58,136 compared to $176,848 for the same period of the prior year. Receivables decreased $15,501 because of decreased sales. Accrued expenses decreased $52,444 and inventories increased $19,934.

Net cash used in investing activities for the three months ended August 28, 2003, was $2,253 compared to $103,688 for the same period of the prior year. The prior year included a deposit of $100,000 into a restricted savings account required by the lender of the credit line.

Net cash provided by financing activities for the three months ended August 28, 2003, was $4,030 compared to $98,687 for the same period of the prior year. Proceeds from the line of credit payable decreased $106,808, and payments on long term debt decreased $12,058 from the three months ended August 29, 2002.

Based on the Company's results for the three months ended August 28, 2003, the Company may not be in compliance with its tangible net worth covenant at the measurement date of November 2003.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the chief executive officer and the principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports of the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended August 28, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part 2.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company was not involved in any material proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) The following is a list of exhibits filed as part of the Form 10-QSB.

           31.1 Certification of chief executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of chief executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K.

           None

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By /s/ Robert A. Laudicina                          October 15, 2003
  ------------------------------                    ---------------------
Robert A. Laudicina PhD                             Date
President & Treasurer



By /s/ John Makula                                  October 15, 2003
  ------------------------------                    ---------------------
John Makula                                         Date
Vice President