Form 10QSB
period 2003-11-27
AMBASSADOR FOOD SERVICES CORP
filed 2004-01-20
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 27, 2003

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

YES  X     NO
    ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

Common stock ($1.00 par value) 734,656 shares outstanding as of 11/27/03

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
November 27, 2003  (Unaudited) and May 29, 2003 (Audited)      3

Consolidated Statements of Operations

Three Months ended November 27, 2003 (Unaudited)
and November 28, 2002  (Unaudited)                             4

Consolidated Statements of Operations
Six Months ended November 27, 2003 (Unaudited)
and November 28, 2002 (Unaudited)                              5

Consolidated Statements of Cash Flows
Six Months ended November 27, 2003 (Unaudited)
and November 28, 2002  (Unaudited)                             6

Notes to Consolidated Financial Statements (Unaudited)         7 - 10

Item 2. Management's Discussion and Analysis of Financial      11 - 14

Condition and Results of Operations

Forward-Looking Statements

Critical Accounting Policies

Results of Operations

Liquidity and Capital Resources

Item 3.  Controls and Procedures                               14

Part 2.  OTHER INFORMATION                                     14 - 15

Item 1.  Legal Proceedings                                     14

Item 2.  Changes in Securities and Use of Proceeds             14

Item 3.  Defaults Upon Senior Securities                       15

Item 4.  Submission of Matters to a Vote of Security Holders   15

Item 5.  Other Information                                     15

Item 6.  Exhibits and Reports on Form 8-k                      15

Signatures                                                     16

           AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                    11/27/2003               5/29/2003
ASSETS                                             (Unaudited)               (Audited)
                                                  --------------           --------------
Current Assets:
Cash                                              $       20,955           $       85,051
Accounts Receivables, net                                742,419                  764,688
Inventories                                               98,678                   94,475
Prepaid expenses                                          88,637                   48,248
Restricted cash                                          215,353                  210,913
                                                  --------------           --------------
Total Current Assets                                   1,166,042                1,203,375

Property and Equipment - Net                             120,798                  167,148

Deposits                                                  20,860                   20,860
                                                  --------------           --------------

Total Assets                                      $    1,307,700           $    1,391,383
                                                  ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit payable                            $      545,205           $      562,181
Current maturities of long-term debt                      39,069                   52,251
Notes payable to related parties                          30,000                   30,000
Accounts payable                                         495,816                  371,353
Accrued expenses                                          88,043                  156,825
                                                  --------------           --------------
Total Current Liabilities                              1,198,133                1,172,610

Long-Term Debt, Less Current Maturities                   22,532                   42,231
Other Liabilities                                            -                      1,700
Notes Payable to Related Parties.
   Net of Current Portion                                 65,000                   65,000

Stockholders' Equity:
Common stock, $1.00 par value (2,000,000
   shares authorized, 1,009,230 issued)                1,009,230                1,009,230
Additional paid-in capital                               718,291                  718,291
Accumulated deficit                                   (1,375,792)              (1,287,985)
                                                  --------------           --------------
                                                         351,729                  439,536
Less treasury stock (274,574 at cost)                   (329,694)                (329,624)
                                                  --------------           --------------
Total Shareholders' Equity                                22,035                  109,912
                                                  --------------           --------------

Total Liabilities and Stockholders' Equity        $    1,307,700           $    1,391,453
                                                  ==============           ==============

     See accompanying notes to condensed consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     3 MONTHS            3 MONTHS
                                                       ENDED               ENDED
                                                    11/27/2003          11/28/2002
                                                   ( Unaudited )       ( Unaudited )
                                                  ---------------     ---------------
Sales                                             $     1,270,342     $     1,481,939

Cost and Expenses:
Cost of food products sold                                511,323             589,428
Operating                                                 520,905             579,062
Administrative                                            271,507             279,160
Depreciation and amortization                              16,886              18,855
                                                  ----------------    ----------------
   Total Cost and Expenses                              1,320,621           1,466,505
                                                  ----------------    ----------------

Operating Income ( Loss )                                 (50,279)             15,434

Other Income ( Expense ):
Loss on asset disposal                                     (1,693)                  -
Interest income                                             2,187               1,946
Interest expense                                          (15,374)            (17,183)
Other income                                                  -                20,222
                                                  ----------------    ----------------
Total Other Income ( Expense ), Net                       (14,880)              4,985
                                                  ----------------    ----------------

Income (Loss) Before Provision For Income Taxes           (65,159)             20,419

Provision For Income Taxes                                    -                 1,485
                                                  ---------------     ---------------

Net Income (loss)                                 $       (65,159)    $        18,934
                                                  ===============     ===============

Basic and Diluted Income (Loss) Per Common Share  $         (0.09)    $          0.03
                                                  ===============     ===============

Weighted Average of Common Shares Outstanding             734,656             734,756
                                                  ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        6 MONTHS            6 MONTHS
                                                          ENDED               ENDED
                                                       11/27/2003          11/28/2002
                                                      (Unaudited)         (Unaudited)
                                                      ------------        ------------
Sales                                                 $  2,592,468        $  3,048,468

Cost and Expenses:
Cost of food products sold                               1,035,912           1,209,367
Operating                                                1,046,543           1,172,564
Administrative                                             534,125             594,820
Depreciation and amortization                               33,770              34,138
                                                      ------------        ------------
   Total Cost and Expenses                               2,650,350           3,010,889
                                                      ------------        ------------

Operating Income ( Loss )                                  (57,882)             37,579

Other Income ( Expense ):
Loss on asset disposal                                      (1,693)                -
Interest income                                              4,440               3,230
Interest expense                                           (30,365)            (33,675)
Other income                                                   -                23,452
                                                      ------------        ------------
Total Other Income ( Expense ), Net                        (27,618)             (6,993)
                                                      ------------        ------------

Income (Loss) Before Provision For Income Taxes            (85,500)             30,586

Provision For Income Taxes                                   2,307               1,485
                                                      ------------        ------------

Net Income (loss)                                     $    (87,807)       $     29,101
                                                      ============        ============

Basic and Diluted Income (Loss) Per Common Share      $      (0.12)       $       0.04
                                                      ============        ============

Weighted Average of Common Shares Outstanding              734,656             734,756
                                                      ============        ============


     See accompanying notes to condensed consolidated financial statements.

           AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    6 MONTHS              6 MONTHS
                                                                      ENDED                ENDED
                                                                   11/27/2003            11/28/2002
                                                                   (Unaudited)          (Unaudited)
                                                                  -----------           -----------
Cash Flows from Operating Activities:
Net income (loss)                                                 $   (87,807)          $    29,101
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                          33,770                34,138
Loss on asset disposal                                                  1,693                   -
Changes in:
Accounts receivable                                                    22,269              (145,850)
Inventories                                                            (4,203)              (20,379)
Prepaid expenses                                                      (40,389)               (7,354)
Accounts payable                                                      124,463               (91,069)
Accrued expenses                                                      (68,782)              (19,748)
Other liabilities                                                      (1,700)              (14,000)
                                                                  -----------           -----------
           Net Cash Used in Operating Activities                      (20,686)             (235,161)

Cash Flows from Investing Activities:
Purchase of property and equipment                                     (5,521)               (9,644)
Change in deposits                                                        -                   8,970
Change in restricted cash                                              (4,440)             (102,072)
                                                                  -----------           -----------
           Net Cash Used in Investing Activities                       (9,961)             (102,746)

Cash Flows from Financing Activities:
Principal payments on long-term debt                                  (16,473)              (28,949)
Purchase of treasury stock                                                -                     (93)
Net (payments) proceeds under line of credit payable                  (16,976)              206,901
                                                                  -----------           -----------
           Net Cash Provided by (Used in) Financing Activities        (33,449)              177,859
                                                                  -----------           -----------

Net Change in Cash                                                    (64,096)             (160,048)

Cash at Beginning of Period                                            85,051               251,023
                                                                  -----------           -----------

Cash at End of Period                                             $    20,955           $    90,975
                                                                  ===========           ===========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Debt settled by insurance proceeds in connection
 with stolen vehicle                                              $    16,407           $       -
Income taxes                                                      $     2,307           $     1,485
Interest                                                          $    30,336           $       -
Purchase of vehicles through issuance of long term debt           $       -             $    45,327

     See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of November 27, 2003, the consolidated statements of operations for the six and three month periods ended November 27, 2003, and November 28, 2002, and the consolidated statements of cash flows for the six month periods ended November 27, 2003, and November 28, 2002, have been prepared by Ambassador Food Services Corporation and Subsidiary ("the Company") and are not audited. It is the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at November 27, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 29, 2003 annual report to shareholders. The results of operations for the three- and nine-month periods ended November 27, 2003, and November 28, 2002, are not necessarily indicative of the operating results for the full year.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued the Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would be required to adopt FIN 46 for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement effective with the filing of this interim financial statement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 became effective for the Company beginning in the last quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant impact on the Company's consolidated financial position or results from operations.

3. LINE OF CREDIT
The Company has a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime plus five percent. The loan is collateralized by a first priority perfected security interest in all the Company's assets, excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which originally was to expire in December 2003, was extended on August 27, 2003, to August 2004. The agreement contains a tangible net worth covenant, as defined by the lender, which is measured on a semi-annual basis. As of November 27, 2003, the Company was in default on the tangible net worth covenant. The lending institution agreed to waive any remedies on this default through August 31, 2004. In lieu of this waiver, the Company agreed to increase the interest paid to the lender from prime plus 3.75 percent to a revised rate of prime (4.0%) plus five percent. In addition, the agreement requires that the Company maintain a restricted cash account of $200,000 with the lender. In conjunction with the extension, $95,000 of loans due to certain related parties were subordinated to the lender.

4. INCOME PER COMMON SHARE
Income (loss) per common share is computed using the weighted average of common shares outstanding during the period.

5. RECEIVABLE CONCENTRATION
As of November 27, 2003, two customers represented approximately 37.8 percent of total accounts receivable. Two customers also represented approximately 42.5 percent of total consolidated net sales for the six months ended November 27, 2003. As of November 28, 2002, two customers represented 38.8 percent of total accounts receivable. These customers also represented 40.2 percent of total consolidated net sales for the six months ended November 28, 2002.

6. SEGMENT INFORMATION
The operating results for the two business segments for the three and six months ended November 27, 2003, and November 28, 2002, are presented in the table below:

  Three months ended
    11 / 27 / 2003      Food             Janitorial           Total
 Sales               $1,165,490  100.0%   $104,852  100.0%  $1,270,342  100.0%
 Cost of Product        511,323   43.9%     -         0.0%     511,323   40.3%
 Operating              416,155   35.7%    104,750   99.9%     520,905   41.0%
 Administrative         271,507   23.3%     -         0.0%     271,507   21.4%
 Depreciation            16,886    1.4%     -         0.0%      16,886    1.3%
                     ----------           --------          ----------

 Operating Income    $  (50,381)  -4.3%   $    102    0.1%  $  (50,279)  -4.0%
 (Loss)

    11 / 28 / 2002      Food             Janitorial           Total
 Sales               $1,351,636  100.0%   $130,303  100.0%  $1,481,939  100.0%
 Cost of Product        589,428   43.6%     -         0.0%     589,428   39.8%
 Operating              451,128   33.4%    127,934   98.2%     579,062   39.1%
 Administrative         279,160   20.6%     -         0.0%     279,160   18.8%
 Depreciation            18,855    1.4%     -         0.0%      18,855    1.3%
                     ----------           --------          ----------

 Operating Income    $   13,065    1.0%   $  2,369    1.8%  $   15,434    1.0%


   Six months ended     Food             Janitorial           Total
    11 / 27 / 2003
 Sales               $2,368,757  100.0%   $223,711  100.0%  $2,592,468  100.0%
 Cost of Product      1,035,912   43.7%     -         0.0%   1,035,912   40.0%
 Operating              826,699   34.9%    219,844   98.3%   1,046,543   40.4%
 Administrative         534,125   22.5%     -         0.0%     534,125   20.6%
 Depreciation            33,770    1.4%     -         0.0%      33,770    1.3%
                     ----------           --------          ----------

 Operating Income     $(61,749)   -2.6%    $ 3,867    1.7%  $(57,882)   -2.2%
 (Loss)

    11 / 28 / 2002      Food            Janitorial           Total
 Sales               $ 2,769,009 100.0%   $279,459  100.0%  $3,048,468  100.0%
 Cost of Product       1,209,367  43.7%     -         0.0%   1,209,367   39.7%
 Operating               910,191  32.9%    262,373   93.9%   1,172,564   38.5%
 Administrative          594,820  21.5%     -         0.0%     594,820   19.5%
 Depreciation             34,138   1.2%     -         0.0%      34,138   1.1%
                     ----------           --------          ----------

 Operating Income    $   20,493    0.7%   $ 17,086    6.1%  $   37,579    1.2%

A reconciliation of the totals reported for the operating segments to income before income tax are as follows at November 27, 2003, and November 28, 2002:

                                              11/27/2003     11/28/2002
                                              ----------     ----------
Total Reportable Segment Operating Income     $  (57,882)    $   37,579
(Loss)

Other Income ( Expense ):
Loss on asset disposal                            (1,693)           -
Interest Income                                    4,440          3,230
Interest Expense                                 (30,365)       (33,675)
Other Income                                         -           23,452
                                              ----------     ----------
                                                 (27,618)        (6,993)

Income (Loss) Before Provision for Income
Taxes                                         $  (85,500)    $   30,586
                                              ----------     ----------

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

Critical Accounting Policies
----------------------------

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include receivables, inventories, accruals and valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Accounts Receivables
--------------------
All of the Company's receivables are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms generally requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts and other receivable collateralize the Company's outstanding borrowings under its line of credit (see note 2). Accounts receivables are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. In accordance with the company's credit policies, delinquent receivables for November 27, 2003, and May 29, 2003 were $70,176 and $25,929, respectively.

Payments of account receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 30 days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Although sales are down for the six month reporting period, management feels that the allowance for doubtful accounts is adequate.

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

Results of Operations
---------------------
Total sales for the three months ended November 27, 2003, were $211,597 (14.3%) less than the prior year. Total sales for the six months ended November 27, 2003, were $456,000 (15.0%) less than the prior year. The decrease in sales was a result of a decrease in customer base and a decrease in business with customers whose programs are funded by the City of New York.

Cost of food products sold for the three months ended November 27, 2003, were $78,105 (13.3%) less than the prior year. Cost of food products sold for the six months ended November 27, 2003, were $173,455 (14.3%) less than the prior year. The overall cost as a percentage of sales has been consistent throughout the reporting periods.

Operating expenses for the three months ended November 27, 2003, were down $58,157 from the prior year. Operating expenses for the six months ended November 27, 2003, were down $126,021 from the prior year. These decreases can be attributed to a decline in costs associated with the decline in sales.

Administrative expenses for the three months ended November 27, 2003, were down $7,653 from the prior year. Administrative expenses for the six months ended November 27, 2003, were down $60,695 from the prior year. The decreases can be attributed to cost cutting measures enforced by management, a reduction in officers annual entitlement, partially offset in the second quarter by an increase in business insurance costs.

Other income for the six months ended November 27, 2003, decreased $20,625 from the prior year. This was primarily due to a refund received on insurance policies due to overcharges in coverage for the six months ended November 28, 2002.

Liquidity and Capital Resources
-------------------------------

The Company's working capital on November 27, 2003, decreased to a deficit of $32,091 compared to a surplus of $30,765 on May 29, 2003. Cash decreased from $85,051 on May 29, 2003, to $20,955 on November 27, 2003.

Net cash used in operating activities for the six months ended November 27, 2003, was $20,686 compared to $239,161 for the same period of the prior year. Receivables decreased $22,269 because of decreased sales. Accounts payable and accrued expenses increased a net of $55,681 and prepaid expenses increased $40,389.

Net cash used in investing activities for the six months ended November 27, 2003, was $9,961 compared to $144,093 for the same period of the prior year. The prior year included a deposit of $100,000 into a restricted savings account required by the lender of the credit line. The prior year also included purchases of property and equipment of $50,991 compared to $5,521 for the current year.

Net cash used in financing activities for the six months ended November 27, 2003, was $33,443 compared to net cash provided by financing activities of $223,206 for the same period of the prior year. Proceeds from the line of credit payable decreased $223,877 from the six months ended November 28, 2002.

Based on the Company's results for the six months ended November 27, 2003, the Company is not in compliance with its tangible net worth covenant, as defined by the lender, at the measurement date of November 2003. The lending institution agreed to waive any remedies on this default through August 31, 2004. In lieu of this waiver, the Company agreed to increase the interest paid to the lender from prime plus 3.75% to prime plus 5.0%.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the chief executive officer and the principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports of the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the three months ended November 27, 2003, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By
  --------------------------                    ---------------------
Robert A. Laudicina PhD                         Date
President & Treasurer



By
  --------------------------                    ---------------------
John Makula                                     Date
Vice President