Form 10QSB
period 2004-02-26
AMBASSADOR FOOD SERVICES CORP
filed 2004-04-12
CIK 8734

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 26, 2004

Commission File Number 0-1744
Ambassador Food Services Corporation and Subsidiary

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

Common stock ($1.00 par value) 734,636 shares outstanding as of 2/26/04

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
INDEX

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
February 26, 2004  (Unaudited) and May 29, 2003 (Audited )             3

Consolidated Statements of Operations
Three Months ended February 26, 2004 (Unaudited )
and February 27, 2003  (Unaudited)                                     4

Consolidated Statements of Operations
Nine Months ended February 26, 2004 (Unaudited)
and February 27, 2003 (Unaudited)                                      5

Consolidated Statements of Cash Flows
Nine Months ended February 26, 2004 (Unaudited )
and February 27, 2003  (Unaudited )                                    6

Notes to Consolidated Financial Statements (Unaudited)                 7 - 10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    10 - 13
Forward-Looking Statements
Critical Accounting Policies
Results of Operations
Liquidity and Capital Resources
Off Balance Sheet Transactions

Item 3.  Controls and Procedures                                       14

Part 2.  OTHER INFORMATION                                             14 - 15

Item 1.  Legal Proceedings                                             14

Item 2.  Changes in Securities and Use of Proceeds                     14

Item 3.  Defaults Upon Senior Securities                               14

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 5.  Other Information                                             14

Item 6.  Exhibits and Reports on Form 8-k                              14 - 15

Signatures                                                             15

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   2/26/2004          5/29/2003
ASSETS                                            (Unaudited)         (Audited)
                                                 ------------       ------------

Current Assets:
Cash                                             $    59,685        $    85,051
Accounts Receivables, net of allowance
  for doubtful accounts of $7,189                    652,745            764,688
Inventories                                           96,585             94,475
Prepaid expenses                                      99,368             48,248
Restricted cash                                      217,562            210,913
                                                 -----------        -----------
Total Current Assets                               1,125,945          1,203,375

Property and Equipment - Net                         126,481            167,148

Deposits                                              20,860             20,860
                                                 -----------        -----------

Total Assets                                     $ 1,273,286        $ 1,391,383
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit payable                           $   510,265        $   562,181
Current maturities of long-term debt                  38,289             52,251
Notes payable to related parties                      30,000             30,000
Accounts payable                                     526,664            371,353
Accrued expenses                                      98,157            156,825
                                                 -----------        -----------
Total Current Liabilities                          1,203,375          1,172,610

Long-Term Debt, Less Current Maturities               32,164             42,231
Other Liabilities                                          -              1,700
Notes Payable to Related Parties
   Net of Current Portion                             65,000             65,000

Stockholders' Equity:
Common stock, $1.00 par value (2,000,000
   shares authorized, 1,009,230 shares issued)     1,009,230          1,009,230
Additional paid-in capital                           718,291            718,291
Accumulated deficit                               (1,425,073)        (1,287,985)
                                                 -----------        -----------
                                                     302,448            439,536
Less treasury stock, at cost (274,594 and           (329,701)          (329,694)
   274,574 shares respectively)                  -----------        -----------

Total Stockholders' equity                           (27,253)           109,842
                                                 -----------        -----------

Total Liabilities and Stockholders' Equity       $ 1,273,286        $ 1,391,383
                                                 ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        3 MONTHS     3 MONTHS
                                                          ENDED        ENDED
                                                       2/26/2004     2/27/2003
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
 Sales                                                $ 1,349,506   $ 1,429,245

 Cost and Expenses:
 Cost of food products sold                               520,983       547,718
 Operating                                                539,382       591,557
 Administrative                                           304,681       322,090
 Depreciation and amortization                             18,277        20,645
                                                      -----------   -----------
    Total Cost and Expenses                             1,383,323     1,482,010
                                                      -----------   -----------

 Operating Loss                                           (33,817)      (52,765)

 Other Income ( Expense ):

 Interest income                                            2,209         1,519
 Interest expense                                         (17,625)      (16,516)
 Contingent gain                                                -       100,000
 Other income                                                   -           578
                                                      -----------   -----------
 Total Other Income ( Expense ), Net                      (15,416)       85,581
                                                      -----------   -----------

 Income (Loss) Before Provision For Income Taxes          (49,233)       32,816

 Provision For Income Taxes                                    48             -
                                                      -----------   -----------

 Net Income (loss)                                    $   (49,281)  $    32,816
                                                      ===========   ===========

 Basic and Diluted Income (Loss) Per Common Share     $     (0.07)  $      0.04
                                                      ===========   ===========

 Weighted Average of Common Shares Outstanding            734,651       734,656
                                                      ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    9 MONTHS       9 MONTHS
                                                      ENDED          ENDED
                                                    2/26/2004      2/27/2003
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------
Sales                                              $ 3,941,974    $ 4,480,943

Cost and Expenses:
Cost of food products sold                           1,556,895      1,757,085
Operating                                            1,585,925      1,764,121
Administrative                                         838,806        916,910
Depreciation and amortization                           52,047         54,783
                                                   -----------    -----------
   Total Cost and Expenses                           4,033,673      4,492,899
                                                   -----------    -----------

Operating Loss                                         (91,699)       (11,956)

Other Income ( Expense ):
Loss on asset disposal                                  (1,693)             -
Interest income                                          6,649          4,749
Interest expense                                       (47,990)       (50,191)
Contingent gain                                              -        100,000
Other income                                                 -         20,800
                                                   -----------    -----------
Total Other Income ( Expense ), Net                    (43,034)        75,358
                                                   -----------    -----------

Income (Loss) Before Provision For Income Taxes       (134,733)        63,402

Provision For Income Taxes                               2,355          1,485
                                                   -----------    -----------

Net Income (loss)                                  $  (137,088)   $    61,917
                                                   ===========    ===========

Basic and Diluted Income (Loss) Per Common Share   $     (0.19)   $     0.08
                                                   ===========    ===========

Weighted Average of Common Shares Outstanding          734,655        734,712
                                                   ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    9 MONTHS       9 MONTHS
                                                                      ENDED          ENDED
                                                                    2/26/2004      2/27/2003
                                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Cash Flows from Operating Activities:
Net income (loss)                                                  $ (137,088)    $  61,917
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                          52,047        54,783
Loss on asset disposal                                                  1,693             -
Changes in:
Accounts receivable                                                   111,943       (10,577)
Inventories                                                            (2,110)       (1,207)
Prepaid expenses                                                      (51,120)      (20,938)
Accounts payable                                                      155,311       (86,582)
Accrued expenses                                                      (58,668)      (58,121)
Other liabilities                                                      (1,700)      (13,050)
                                                                   ----------     ----------
           Net Cash Provided By (Used In) Operating Activities         70,308       (73,775)

Cash Flows from Investing Activities:
Purchase of property and equipment                                    (13,987)      (19,177)
Change in deposits                                                          -         8,970
Change in restricted cash                                              (6,649)     (105,181)
Change in other receivable                                                  -      (100,000)
                                                                   ----------     ----------
           Net Cash Provided By (Used In) Investing Activities        (20,636)     (215,388)

Cash Flows from Financing Activities:
Principal payments on long-term debt                                  (23,115)      (33,382)
Purchase of treasury stock                                                 (7)          (93)
Net (payments) proceeds under line of credit payable                  (51,916)      216,485
                                                                   ----------     ----------
           Net Cash Provided by (Used in) Financing Activities        (75,038)      183,010
                                                                   ----------     ----------

Net Change in Cash                                                    (25,366)     (106,153)

Cash at Beginning of Period                                            85,051       251,023
                                                                   ----------     ----------

Cash at End of Period                                              $   59,685     $ 144,870
                                                                   ==========     ==========

Supplemental Disclosure of Cash Flow Information:

  Non cash investing and financing activities:
    Purchase of vehicles through issuance of
    long term debt                                                 $   15,493     $  45,347
    Debt settlement by insurance proceeds in
    connection with stolen vehicle                                 $   16,407

  Cash paid during the period:
    Income taxes                                                   $    2,355     $   1,485
    Interest                                                       $   44,836     $  44,133

          See accompanying notes to condensed consolidated financial statements.

AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of February 26, 2004, the consolidated statements of operations for the nine and three month periods ended February 26, 2004, and February 27, 2003, and the consolidated statements of cash flows for the nine month periods ended February 26, 2004, and February 27, 2003, have been prepared by Ambassador Food Services Corporation and Subsidiary ("the Company") and are not audited. It is the opinion of management that all adjustments necessary to fairly present the financial position, results of operations, and cash flows at February 26, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted. It is suggested that these consolidated financial statements and notes thereto should be read in conjunction with the Company's May 29, 2003 annual report to shareholders. The results of operations for the three- and nine-month periods ended February 26, 2004, and February 27, 2003, are not necessarily indicative of the operating results for the full year.

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

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to adopt FIN 46 for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

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

3. LINE OF CREDIT
The Company has a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime plus five percent. The loan is collateralized by a first priority perfected security interest in all the Company's assets, excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which originally was to expire in December 2003, was extended on August 27, 2003, to August 2004. The agreement contains a tangible net worth covenant, as defined by the lender, which is measured on a semi-annual basis. As of February 26, 2004, the Company was in default on the tangible net worth covenant. The Company agreed to increase the interest paid to the lender from prime plus 3.75 percent to a revised rate of prime (4.0%) plus five percent. In addition, the agreement requires that the Company maintain a restricted cash account of $200,000 with the lender. In connection with the extension, $95,000 of loans due to certain related parties were subordinated to the lender.

4. INCOME PER COMMON SHARE
Income (loss) per common share is computed using the weighted average of common shares outstanding during the period.

5. RECEIVABLE CONCENTRATION
As of February 26, 2004, three customers represented approximately 32.4 percent of total accounts receivable. Three customers also represented approximately
31.9 percent of total consolidated net sales for the nine months ended February 26, 2004. As of February 27, 2003, two customers represented approximately 32.5 percent of total accounts receivable. These customers also represented approximately 41.6 percent of total consolidated net sales for the nine months ended February 27, 2003.

6. SEGMENT INFORMATION
The operating results for the two business segments for the three and nine months ended February 26, 2004, and February 27, 2003, are presented in the table below:

  Three months ended
     2 / 26 / 2004                 Food                    Janitorial                 Total
 Sales                          $1,225,317      100.0%     $  124,189     100.0%   $1,349,506      100.0%
 Cost of Product                   520,983       42.5%           -          0.0%      520,983       38.6%
 Operating                         422,424       34.5%        116,958      94.2%      539,382       40.0%
 Administrative                    304,681       24.9%           -          0.0%      304,681       22.6%
 Depreciation                       18,277        1.5%           -          0.0%       18,277        1.4%
                                ----------                 ----------              ----------

 Operating Income (Loss)        $  (41,048)      -3.3%     $    7,231       5.8%   $  (33,817)      -2.5%


     2 / 27 / 2003                 Food                    Janitorial                 Total
 Sales                          $1,294,948      100.0%     $  134,297     100.0%   $1,429,245      100.0%
 Cost of Product                   547,718       42.3%           -          0.0%      547,718       38.3%
 Operating                         459,467       35.5%        132,090      98.4%      591,557       41.4%
 Administrative                    322,090       24.9%           -          0.0%      322,090       22.5%
 Depreciation                       20,645        1.6%           -          0.0%       20,645        1.4%
                                ----------                 ----------              ----------

 Operating Income (Loss)        $  (54,972)      -4.2%     $    2,207       1.6%   $  (52,765)      -3.7%


(Table continued)

   Nine months ended
     2 / 26 / 2004                 Food                    Janitorial                 Total
 Sales                          $3,594,074      100.0%     $  347,900     100.0%   $3,941,974      100.0%
 Cost of Product                 1,556,895       43.3%           -          0.0%    1,556,895       39.5%
 Operating                       1,249,123       34.8%        336,802      96.8%    1,585,925       40.2%
 Administrative                    838,806       23.3%           -          0.0%      838,806       21.3%
 Depreciation                       52,047        1.4%           -          0.0%       52,047        1.3%
                                ----------                 ----------              ----------

 Operating Income (Loss)        $ (102,797)      -2.9%     $   11,098       3.2%   $  (91,699)      -2.3%


      2 / 27 / 2003                 Food                   Janitorial                 Total
 Sales                          $4,067,187      100.0%     $  413,756     100.0%   $4,480,943      100.0%
 Cost of Product                 1,757,085       43.2%           -          0.0%    1,757,085       39.2%
 Operating                       1,369,658       33.7%       394,463       95.3%    1,764,121       39.4%
 Administrative                    916,910       22.5%          -           0.0%      916,910       20.5%
 Depreciation                       54,783        1.3%          -           0.0%       54,783        1.2%
                                ----------                 ----------              ----------

 Operating Income (Loss)        $  (31,249)      -0.8%     $   19,293       4.7%   $  (11,956)      -0.3%

A reconciliation of the totals reported for the operating segments to income before income tax are as follows at February 26, 2004, and February 27, 2003:

                                                        2/26/2004      2/27/2003
                                                       -----------     ---------
Total Reportable Segment Operating Income (Loss)       $  (91,699)     $(11,956)

Other Income ( Expense ):
Loss on asset disposal                                     (1,693)         -
Interest Income                                             6,649         4,749
Interest Expense                                          (47,990)      (50,191)
Contingent Gain                                              -          100,000
Other Income                                                 -           20,800
                                                       ----------      --------
                                                         (43,034)        75,358

Income (Loss) Before Provision for Income Taxes        $(134,733)      $ 63,402
                                                       ---------       --------


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

Critical Accounting Policies
----------------------------

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include receivables, inventories, accruals and valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Accounts Receivables
--------------------

All of the Company's receivables are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms generally requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts receivable collateralize the Company's outstanding borrowings under its line of credit (see note 3). Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent.

Payments on account receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

Results of Operations
---------------------

Total sales for the three months ended February 26, 2004, were $79,739 (5.6%) less than the prior year. Total sales for the nine months ended February 26, 2004, were $538,969 (12.0%) less than the prior year. The decrease in sales was a result of a decrease in customer base and a decrease in business with customers whose programs are funded by the City of New York.

Cost of food products sold for the three months ended February 26, 2004, were $26,735 (4.9%) less than the prior year. Cost of food products sold for the nine months ended February 26, 2004, were $200,190 (11.4%) less than the prior year. The overall cost as a percentage of sales has been consistent throughout the reporting periods.

Operating expenses for the three months ended February 26, 2004, were down $52,175 from the prior year. Operating expenses for the nine months ended February 26, 2004, were down $178,196 from the prior year. These decreases can be attributed to a decline in costs associated with the decline in sales.

Administrative expenses for the three months ended February 26, 2004, were down $17,409 from the prior year. Administrative expenses for the nine months ended February 26, 2004, were down $78,104 from the prior year. The decreases can be attributed to cost cutting measures enforced by management, a reduction in officers annual entitlement, partially offset in the third quarter by an increase in business insurance costs.

Other income for the three months ended February 26, 2004, decreased $100,997 from the prior year. Other income for the nine months ended February 26, 2004, decreased $118,392 from the prior year. The three and nine months ended February 27, 2003, included a final payment of $100,000 related to the sale of assets of the Iowa and Oklahoma vending and food service operations.

Liquidity and Capital Resources
-------------------------------

The Company's working capital on February 26, 2004, decreased to a deficit of $77,430 compared to a surplus of $30,765 on May 29, 2003. Cash decreased from $85,051 on May 29, 2003, to $59,685 on February 26, 2004.

Net cash provided by operating activities for the nine months ended February 26, 2004, was $70,308 compared to net cash used for operating activities of $73,775 for the same period of the prior year. Receivables decreased $111,943 because of decreased sales and intensive collection procedures. Accounts payable and accrued expenses increased a net of $96,643 and prepaid expenses increased $51,120.

Net cash used in investing activities for the nine months ended February 26, 2004, was $20,636 compared to $215,388 for the same period of the prior year. The prior year included a deposit of $100,000 into a restricted savings account required by the lender of the credit line. The prior year also included a reduction in other receivables of $100,000 relating to the sale of assets on the Iowa and Oklahoma vending and food service operations.

Net cash used in financing activities for the nine months ended February 26, 2004, was $75,038 compared to net cash provided by financing activities of $183,010 for the same period of the prior year. Proceeds from the line of credit payable decreased $216,485 from the nine months ended February 27, 2003.

Based on the Company's results for the nine months ended February 26, 2004, the Company is not in compliance with its tangible net worth covenant, as defined by the lender, at the measurement date of November 2003. The lending institution agreed to waive any remedies on this default through August 31, 2004. In lieu of this waiver, the Company agreed to increase the interest paid to the lender from prime plus 3.75% to prime plus 5.0%.

Off Balance Sheet Transactions
------------------------------

There were no off balance sheet transactions for the reporting periods.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the chief executive officer and the principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports of the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the nine months ended February 26, 2004, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part 2.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company was not involved in any material proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

        None

ITEM 3. Defaults Upon Senior Securities

The Company has a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime plus five percent. The loan is collateralized by a first priority perfected security interest in all the Company's assets, excluding equipment, for which the lender has a second priority perfected security interest. The agreement, which originally was to expire in December 2003, was extended on August 27, 2003, to August 2004. The agreement contains a tangible net worth covenant, as defined by the lender, which is measured on a semi-annual basis. As of February 26, 2004, the Company was in default on the tangible net worth covenant. The Company agreed to increase the interest paid to the lender from prime plus 3.75 percent to a revised rate of prime (4.0%) plus five percent. In addition, the agreement requires that the Company maintain a restricted cash account of $200,000 with the lender. In connection with the extension, $95,000 of loans due to certain related parties were subordinated to the lender.

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


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By  /s/ Robert A. Laudicina                                    April 12, 2004
   -----------------------------                           --------------------
Robert A. Laudicina PhD                                            Date
President & Treasurer



By  /s/ John Makula                                            April 12, 2004
   -----------------------------                           --------------------
John Makula                                                        Date
Vice President