Form 10QSB/A
period 2004-02-26
AMBASSADOR FOOD SERVICES CORP
filed 2004-04-14
CIK 8734

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        3 MONTHS     3 MONTHS
                                                          ENDED        ENDED
                                                       2/26/2004     2/27/2003
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
 Sales                                                $ 1,349,506   $ 1,429,245

 Cost and Expenses:
 Cost of food products sold                               520,983       547,718
 Operating                                                539,382       591,557
 Administrative                                           304,681       322,090
 Depreciation and amortization                             18,277        20,645
                                                      -----------   -----------
    Total Cost and Expenses                             1,383,323     1,482,010
                                                      -----------   -----------

 Operating Loss                                           (33,817)      (52,765)

 Other Income ( Expense ):

 Interest income                                            2,209         1,519
 Interest expense                                         (17,625)      (16,516)
 Gain on sale of assets                                         -       100,000
 Other income                                                   -           578
                                                      -----------   -----------
 Total Other Income ( Expense ), Net                      (15,416)       85,581
                                                      -----------   -----------

 Income (Loss) Before Provision For Income Taxes          (49,233)       32,816

 Provision For Income Taxes                                    48             -
                                                      -----------   -----------

 Net Income (loss)                                    $   (49,281)  $    32,816
                                                      ===========   ===========

 Basic and Diluted Income (Loss) Per Common Share     $     (0.07)  $      0.04
                                                      ===========   ===========

 Weighted Average of Common Shares Outstanding            734,651       734,656
                                                      ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    9 MONTHS       9 MONTHS
                                                      ENDED          ENDED
                                                    2/26/2004      2/27/2003
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------
Sales                                              $ 3,941,974    $ 4,480,943

Cost and Expenses:
Cost of food products sold                           1,556,895      1,757,085
Operating                                            1,585,925      1,764,121
Administrative                                         838,806        916,910
Depreciation and amortization                           52,047         54,783
                                                   -----------    -----------
   Total Cost and Expenses                           4,033,673      4,492,899
                                                   -----------    -----------

Operating Loss                                         (91,699)       (11,956)

Other Income ( Expense ):
Loss on asset disposal                                  (1,693)             -
Interest income                                          6,649          4,749
Interest expense                                       (47,990)       (50,191)
Gain on sale of assets                                       -        100,000
Other income                                                 -         20,800
                                                   -----------    -----------
Total Other Income ( Expense ), Net                    (43,034)        75,358
                                                   -----------    -----------

Income (Loss) Before Provision For Income Taxes       (134,733)        63,402

Provision For Income Taxes                               2,355          1,485
                                                   -----------    -----------

Net Income (loss)                                  $  (137,088)   $    61,917
                                                   ===========    ===========

Basic and Diluted Income (Loss) Per Common Share   $     (0.19)   $     0.08
                                                   ===========    ===========

Weighted Average of Common Shares Outstanding          734,655        734,712
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

The Company continues to have operating losses, and as a result, has been in violation of the loan agreement covenant. Management continues its cost reduction efforts and its plan to attract new business. However, at present, there is no assurance that its efforts will return the Company to profitability. Therefore, if the Company is unsuccessful in its efforts to achieve profitability, cure its covenant violation or attract new financing, no assurance can be given that the Company will continue as a going concern.

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

A reconciliation of the totals reported for the operating segments to income before income tax are as follows at February 26, 2004, and February 27, 2003:

                                                        2/26/2004      2/27/2003
                                                       -----------     ---------
Total Reportable Segment Operating Income (Loss)       $  (91,699)     $(11,956)

Other Income ( Expense ):
Loss on asset disposal                                     (1,693)         -
Interest Income                                             6,649         4,749
Interest Expense                                          (47,990)      (50,191)
Gain on sale of assets                                       -          100,000
Other Income                                                 -           20,800
                                                       ----------      --------
                                                         (43,034)        75,358

Income (Loss) Before Provision for Income Taxes        $(134,733)      $ 63,402
                                                       ---------       --------


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

The Company continues to have operating losses, and as a result, has been in violation of the loan agreement covenant. Management continues its cost reduction efforts and its plan to attract new business. However, at present, there is no assurance that its efforts will return the Company to profitability. Therefore, if the Company is unsuccessful in its efforts to achieve profitability, cure its covenant violation or attract new financing, no assurance can be given that the Company will continue as a going concern.

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


AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
(Registrant)



By  /s/ Robert A. Laudicina                                    April 13, 2004
   -----------------------------                           --------------------
Robert A. Laudicina PhD                                            Date
President & Treasurer



By  /s/ John Makula                                            April 13, 2004
   -----------------------------                           --------------------
John Makula                                                        Date
Vice President