Form 10KSB/A
period 2003-05-29
AMBASSADOR FOOD SERVICES CORP
filed 2004-04-30
CIK 8734

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

Transitional Small Business Disclosure Format: YES__   NO_X_

Item 13.  Exhibits and Reports on Form 8-K

  (a)  Exhibit No.:

        3.1    Articles of Incorporation of the Registrant (1)

        3.2    By-Laws of the Registrant (1)

        10.1   1984 Incentive Stock Option Plan Dated January 31, 1984 (2)

        10.2   Material Contracts Agreement with Paul F. Leathers (1)

        21     Subsidiary of the Registrant (3)

        31.1 Certification of Chief Executive Officer, President and Treasurer of Ambassador Food Services Corporation pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

        32.1 Certification of Chief Executive Officer, President and Treasurer of Ambassador Food Services Corporation pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

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


                             AMBASSADOR FOOD SERVICES CORPORATION
                             ------------------------------------
                                        (Registrant)



                             By  /s/  Robert A. Laudicina         Date
                                ---------------------------------     ---------
                                  Robert A. Laudicina
                                  President, CEO and Treasurer