Form 10-K
period 2004-05-27
AMBASSADOR FOOD SERVICES CORP
filed 2004-08-25
CIK 8734

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                   May 27, 2004
                          -----------------------------------------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number              0-1744
                       ------------------------------

Ambassador Food Services Corporation
------------------------------------------------------------------
(Name of small business issuer in its charter)

Delaware                                       44-0656199
--------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

5-30 54th Avenue Long Island City, New York      11101
-------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number:   718-361-2512
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

         YES  X         NO
            ------        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year are $5,336,442

At May 27, 2004, there were 734,636 shares of the Registrant's common stock outstanding. Based on the average of the highest bid and lowest asked prices reported on the national over-the-counter market (NASDAQ Symbol AMBF), the aggregate market value of the shares held by non-affiliates of the Registrant was $198,351.


Transitional Small Business Disclosure Format: YES                NO   X
                                                  -----             -------

                                Table of Contents


Part I

Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders


Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information


Part III

Item 9.   Directors and Executive Officers of the Registrant and Compliance with
          Section 16(a) of the Securities Exchange Act
Item 10.  Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits
Item 14.  Principal Accountant Fees and Services

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

          Going Private Transaction
          -------------------------
          The Board of Directors is proposing a 1 for 30 reverse stock split followed by a 30 for 1 forward stock split as a means to decrease the number of outstanding shareholders to below 500 so that the Company may suspend its obligation to file reports under the SEC Act of 1934. Management believes that substantial savings would accrue. Subsequent thereto, management has received comments to this proxy from the Securities and Exchange Commission (SEC) to which it has responded and is awaiting their final approval before scheduling the meeting of the stockholders to vote on the proposal. The Company has approximated its total cost for this transaction to by $25,000.

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

         (vi) During the year ended May 27, 2004, the Company had one customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality.

         (vii) The distinctive logo associated with the Company has been registered under the laws of the (vii) United States relating to trade names and trademarks. The Company regards such logo as valuable and will maintain the registration in effect for continuing use in connection with the Company's business. In addition, the segment is a party to a labor agreement with the United Service Employees Union #377 in New York that expires December 31, 2004. As of May 27, 2004, eight employees were members of the union.

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

         (v) The sources and availability of raw materials for this segment are adequate

         (vi) During fiscal year 2004, this segment had no single customer whose sales were equal to 10 percent or more of the Company's consolidated revenues. This segment is not subject to material fluctuations in sales volume resulting from seasonality.

         (vii) This segment is operating without registered trademarks or patents. The segment is a party to a labor agreement with the United Service Employees Union #377 in New York that
                    (vii) expires December 31, 2004. As of May 27, 2004, three employees were members of the union.

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

        (vi)        As of May 27, 2004, the Company  employed  approximately  74 persons.

Code of Business Conduct and Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting office (controller) and persons performing similar functions.

In light of the fact that the Company's Chief Executive Officer acts as the Company's principal executive, accounting and financial officer and the relatively small number of persons employed by the Company, the Company did not previously adopt a formal written Code of Business Conduct and Ethics. As previously stated in Item I, the Company has filed with the SEC, a proxy to complete a going private transaction. As such, the Company does not foresee that it will adopt a formal written Code of Business Conduct and Ethics.

Item 2.   Description of Properties

          The Company leases all real estate for office, warehouse, and commissary facilities. Annual rentals are approximately $239,000. The suitability of the leased properties is adequate; such properties are described below:

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


          The above physical properties are used for office, food preparation and warehousing of food product items and equipment. The Company owns all of the equipment used. The Company operates approximately 11 vehicles in the conduct of its business.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year of the Company.

          The Board of Directors is proposing a 1 for 30 reverse stock split followed by a 30 for 1 forward stock split as a means to decrease the number of outstanding shareholders to below 500 so that the Company may suspend its obligation to file reports under the SEC Act of 1934. Management understands that substantial savings would accrue. As a result, this transaction will be put to a vote of the common stockholders of the Company once approval of the proxy statement is obtained by the SEC. This transaction will be put to vote once approval of the proxy is obtained from the SEC.


                                     PART II

Item 5.   Market for  Registrants Common Equity and Related Stockholder Matters

    (a)   Price Range of Common Stock

          The principal market in which the common stock of the Company is traded is the national over-the-counter market (NASDAQ symbol AMBF.PK). The bid quotations for the Company's common stock for each quarter during fiscal years ended May 27, 2004 and May 29, 2003, is shown below:



                                      2004                     2003

                                 Bid Quotation            Bid Quotation
                                High         Low         High        Low
                                ----         ----        ----        ----
   First Quarter                $.27         $.27        $.25        $.25
   Second Quarter               $.27         $.27        $.27        $.27
   Third Quarter                $.27         $.27        $.30        $.30
   Fourth Quarter               $.29         $.27        $.27        $.27


          The quotations above reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

   (b)    Number of Equity Security Holders

          As of May 27, 2004, there were 524 record holders of the Company's common stock.

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

          The Company's critical accounting policies are as follows:

          Revenue Recognition
          -------------------

          Revenue from food and janitorial customer contracts is recognized at the time services are provided to the customer in accordance with those contracts.

          Inventory
          ---------

          Inventory consists of food and supplies and are stated at the lower of cost (first-in, first-out) or market. The Company reviews its inventory valuation and writes down the inventory for unusable inventory. There were no such charges taken for the fiscal year 2004.

          Receivable Valuation
          --------------------

          All of the Company's accounts receivable are with customers located in the New York City area. Accounts receivable are uncollateralized customer obligations due under trade terms generally requiring payment within 30 and 60 days from the invoice date. Interest is not charged for delinquent accounts. The Company has not experienced a significant uncollected amount in several years. All customer accounts receivable collateralize the Company's outstanding borrowings under its line of credit. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent.

          Payments on accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

          Effects of Recent Accounting Pronouncements
          -------------------------------------------

          In December 2003, the FASB revised FIN No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to adopt FIN No. 46 for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

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

          Results of Operation
          --------------------

          Total sales for fiscal year 2004 of $5,336,442 were $526,402 (9.0%) less than fiscal year 2003.

          For discussion and comparison purposes, the operating results for 2004 and 2003, by line of business and in total, are presented in the table below:

         2004                  Food                    Janitorial            Total
Sales                          $4,858,856    100.0%    $477,586   100.0%     $5,336,442   100.0%
Cost of Product Sold            2,103,889     43.3%           -     0.0%     $2,103,889    39.4%
Operating Expense               1,676,037     34.5%     460,307    96.4%     $2,136,344    40.0%
Depreciation Expense               51,347      1.1%           -     0.0%       $ 51,347     0.9%
Administrative Expense          1,204,247     24.8%           -     0.0%     $1,204,247    22.6%

Operating Income (Loss)          (176,664)    -3.5%      17,279     3.6%     $ (159,385)   -2.9%



         2003                  Food                    Janitorial            Total
Sales                          $5,319,260    100.0%    $543,584   100.0%     $5,862,844   100.0%
Cost of Product Sold            2,292,769     43.1%           -     0.0%     $2,292,769    39.1%
Operating Expense               1,838,272     34.5%     525,146    96.6%     $2,363,418    40.3%
Depreciation Expense               80,414      1.5%           -     0.0%       $ 80,414     1.4%
Administrative Expense          1,253,625     23.6%           -     0.0%     $1,253,625    21.4%

Operating Income (Loss)          (145,820)    -2.7%      18,438     3.4%     $ (127,382)   -2.2%

          Sales for the food service segment of $4,858,856 were $460,404 (8.7%) less than fiscal year 2003. Sales for the janitorial segment of $477,586 were $65,998 (12.1%) less than fiscal year 2003. The decrease in sales was a result of a decrease in customer base and a decrease in business with customers whose programs are funded by the City of New York.

          Cost of food products sold for fiscal year 2004 was 43.3% of sales compared to 43.1% for fiscal year 2003. The overall cost as a percentage of sales has been consistent throughout the reporting periods.

          Operating expenses for the food service segment for fiscal year 2004 were 34.5% of sales compared to 34.5% of sales for fiscal year 2003. Operating expenses for the janitorial segment were 96.4% of sales compared to 96.6% of sales for fiscal year 2003. The overall cost as a percentage of sales has been consistent throughout the reporting periods for both segments.

          Administrative expense for fiscal year 2004 decreased $49,378 compared to fiscal year 2003. The decrease is attributed to cost cutting measures enforced by management, a reduction in officers' annual entitlement, partially offset by an increase in business insurance costs.

          Depreciation expense for fiscal year 2004 decreased $29,067 compared to fiscal year 2003. The decrease is attributed to older equipment, still in use, becoming fully depreciated during fiscal year 2004.

          Other income (expense), net for fiscal year 2004 decreased $888,648 compared to fiscal year 2003. Fiscal year 2003 included a final payment of $100,000 related to the sale of assets of the Iowa and Oklahoma vending and food service operations. Also, during fiscal year 2003, the holder of an 8% note agreed to accept $125,000 as full and complete settlement and satisfaction of all debts and amounts due on the note payable. This transaction resulted in a gain on extinguishment of debt of $790,992.

          2003 Results
          ------------

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

          Operating expenses for the food service segment for fiscal year 2003 were 34.5% of sales compared to 34.3% of sales for fiscal year 2002. Operating expenses for the janitorial segment increased to 96.6% of sales compared to 91.6% for fiscal year 2002. Janitorial sales for fiscal years 2003 and 2002 consist primarily of auxiliary janitorial services for current food service customers and carry a smaller margin.

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

          Liquidity and Capital Resources
          -------------------------------

          2004 Results
          ------------

          The Company's working capital on May 27, 2004, decreased to a deficit of $172,887 compared to a surplus of $30,765 on May 29, 2003. Cash decreased from $68,551 on May 29, 2003, to $9,881 on May 27, 2004.

          Net cash used in operating activities for the year ended May 27, 2004, was $16,929 compared to $98,261 for the prior year. Accounts payable and accrued expenses increased a net of $171,334. This increase was mainly attributed to favorable renegotiated payment terms with various vendors.

          Net cash used in investing activities for the year ended May 27, 2004, was $23,211 compared to $107,402 for the prior year. The prior year included a deposit of $100,000 into a restricted savings account required by the lender of the credit line.

          Net cash used in financing activities for the year ended May 27, 2004, was $18,530 compared to net cash provided by financing activities of $39,691 for the prior year. Proceeds from the line of credit payable increased $13,394 for the year ended May 27, 2004, compared to an increase of $71,008 for the prior year.

          The following table summarizes the Company's obligations at May 27, 2004.

                                                     Less Than     In Excess of
Contractual Obligations                  Total        1 Year          1 Year
Long Term Debt
(Including Related
Parties)                             $   156,651     $  61,892      $  94,759
Net Operating Leases                 $   403,242     $ 240,781      $ 162,461
                                     ------------------------------------------
                           Total     $   559,893     $ 302,673      $ 257,220

          Based on the Company's results for the year ended May 27, 2004, the Company was not in compliance with its tangible net worth covenant, as defined by the lender.

          On August 19, 2004, the lender agreed to waive the covenant violation and extend the line of credit payable through February 28, 2005. In addition, certain terms of the agreement have been modified, including:
          o  increasing  the interest rate charged to prime plus 7%
          o requiring the Chief Executive Officer to guarantee up to $100,000, and further limiting the maximum borrowing.
          o  reducing the minimum tangible net worth from  $200,000 to $60,000
          o further limiting the maximum borrowings to the lesser of 85 percent of eligible accounts receivable or 60 percent of eligible accounts receivable less restricted cash

          The Company continues to have operating losses. Management continues its cost reduction efforts and its plan to attract new business.
          However, at present, there is no assurance that its efforts will return the Company to profitability. Therefore, if the Company is unsuccessful in its efforts to achieve profitability, or attract new finance, no assurance can be given that the Company will continue as a going concern. As a result of these conditions, the Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements as of May 27, 2004.

          2003 Results
          ------------

          The Company's working capital on May 29, 2003, decreased to a surplus of $30,765 compared to a surplus of $107,811 on May 30, 2002. Cash decreased from $234,523 on May 30, 2002, to $68,551 on May 29, 2003.
          The Company used $100,000 for a collateral deposit required by the credit line lender.

          Net cash used in operating activities for the year ended May 29, 2003, was $98,261 compared to $227,107 for the prior year. Receivables decreased $69,729 because of decreased sales in both the food service and janitorial services. Accounts payable decreased $149,688, inventories decreased $20,553, and prepaid expenses increased $19,481.

          Net cash used in investing activities for the year ended May 29, 2003, was $107,402 compared to net cash provided by investment activities of $335,403 for the prior year. The fiscal year ended May 30, 2002, included the proceeds from the sale of the assets of the vending machine and cafeteria operations in Iowa, Missouri and Oklahoma of $507,899.

          Net cash provided by financing activities for the year ended May 29, 2003, was $39,691 compared to $122,487 for the prior year. Proceeds from the line of credit payable decreased $183,636, and payments on long term debt decreased $100,843 net from fiscal year 2002.

          Off Balance Sheet Arrangements
          ------------------------------
          The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.   Financial Statements

          Report of Independent Registered Public Accounting Firm       F-1

          Consolidated Balance Sheets May 27, 2004 and May 29, 2003     F-2

          Consolidated Statements of Operations 52 Weeks Ended
          May 27, 2004 and May 29, 2003                                 F-3

          Consolidated Statements of Changes in Stockholders' Equity
          (Deficit) 52 Weeks Ended May 27, 2004 and May 29, 2003        F-4

          Consolidated Statements of Cash Flows 52 Weeks Ended
          May 27, 2004 and May 29, 2003                                 F-5

          Notes to Consolidated Financial Statements                 F-6 - F-14

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure.

          None

Item 8A.  Controls  and Procedures

          As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the chief executive officer and the principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports of the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal control over financial reporting that occurred during the twelve months ended May 27, 2004, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

          None


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant; Compliance with 16
          (a) of the Exchange Act and Compliance with Section 16(a) of the Securities Exchange Act.

   (a), (b) The Executive Officers and Directors of the Company are as follows:

                                                                                   Director
      Name                          Age   Principal Occupation                       Since

      Robert A. Laudicina (1)       63    President, Treasurer, Director (2)          1986
      Arthur D. Stevens (1)         79    Chairman of the Board (3)                   1963
      Ann W. Stevens                62    Real Estate Broker, Director                1996
      John A. Makula                55    Vice President, Secretary, Director (4)     2000

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

          Compliance with Section 16(a) of the Securities Exchange Act
          ------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section16 (a) forms they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed.

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

                     Names of Individuals,
                  Number of Persons in Group
                and Capacities in which Served

                     Robert A. Laudicina,               Fiscal          Base
            President, CEO, Treasurer and Director       Year          Salary
                                                         2004         $103,366
                                                         2003         $127,302
                                                         2002         $148,936
                                                         2001         $176,706

   (d)    Stock Options

          None

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   (a)    Security Ownership of Certain Beneficial Owners

          The following table sets forth, as of May 27, 2004, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock, and of all Officers and Directors as a group.

                                                    Amount            Percent of
                                                Beneficially         Outstanding
 Name and Address of Beneficial Owner(s)            Owned              Shares

 Arthur D. Stevens
 1901 W. 69th Street
 Mission Hills, KS  66205                        131,444  (1)           17.9%

 Thomas G. Berlin
 800 Superior Avenue, Suite 2100
 Cleveland, Ohio 44114                           236,119  (3)           32.2%

 George T. Terris
 104 S. Warbler
 Sarasota, FL 34236                               54,000  (2)            7.4%

 George F. Crawford
 10110 Fontana Lane
 Overland Park, KS  66207                         51,761                 7.0%

(1) Does not include 91,400 shares beneficially owned by Mr. Stevens' adult children, in which shares he disclaims any beneficial interest.

(2) Does not include 4,000 shares owned by Mr. Terris' immediate family, in which shares he disclaims any beneficial interest.

(3)  Includes 12,800 shares owned by Mr. Berlin's wife.

   (b)   Security Ownership of Management

                                                       Shares of Stock
                                                      Beneficially Owned
                                                         May 27, 2004
                                                      ------------------
                                                   Number              Percent
          Name                                  of Shares             of Stock
          Arthur D. Stevens
          1901 W. 69th Street
          Mission Hills, KS  66205                131,444    (1)         17.9%

          Robert A. Laudicina
          310 Prospect Avenue
          Hackensack, NJ 07061                     26,265                 3.6%

          John Makula
          5 Pittsford Way
          Nanuet, NY 10954                          9,750                 1.3%

          Ann W. Stevens
          1901 W. 69th Street
          Mission Hills, KS 66205                   1,000                 0.1%

          All Directors and Officers              168,459                22.9%
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

Item 12.  Certain Relationships and Related Transactions

          The Company entered into a consulting agreement with the chairman of the Board of Directors, who is also a stockholder and former officer. The agreement, originally requiring payments of $100,482 per annum, was informally amended to a total per annum consulting fee of $81,000. The consulting agreement terminates in May 2009. The expense relating to that agreement for the years ended May 27, 2004, and May 29, 2003, was approximately $80,000 and $91,000, respectively. In addition, the Company had advances due to this individual in the amount of $3,154 as of May 27, 2004 and May 29, 2003, respectively. These advances are non-interest bearing and are due on demand.

          The Company had advances due to certain officers in the amount of $12,301 and $10,204 as of May 27, 2004 and May 29, 2003, respectively.
          The advances are non-interest bearing and are due on demand.

          In 2003, in connection with the settlement of debt, the Company signed notes with stockholders and management of the Company in the aggregate amount of $95,000. A portion of these notes are payable upon demand with the balances due after April 2007. Interest at 10 percent is payable in semiannual installments. These notes are all subordinated to the lender of the credit line. Aggregate maturities of these notes due within the next three years are as follows:

                         Year           Amount
                         ----           ------
                         2004           30,000
                         2005               --
                         2006           65,000
                                       -------
                           Total       $95,000


Item 13.  Exhibits

        3.1     Articles of Incorporation of the Registrant      (1)

        3.2     Bylaws of the Registrant                         (1)

        21      Subsidiary of the Registrant                     (2)

        31.1    Certification Pursuant to 18 U.S.C. Section 1350
                as adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002                       (2)

        32.1    Certification pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002                       (2)

                (1) This  exhibit  was  filed  with the  Company's  10-K for the fiscal year ended May 28, 1981. A copy of the Certificate of Amendment of Certification of Incorporation changing the Company's name was filed as supplement to said exhibit for the fiscal year ended June 1, 1989.

                (2) Exhibit attached as part of filing.

Item 14.  Principal Accountant Fees and Services

          Independent Auditor Fees

          Fees for professional services provided by the Company's independent auditors, WithumSmith+Brown, P.C., for the 52 weeks ended May 27, 2004 and May 29, 2003 are as follows:

                                    2004                2003
                                  -------             -------
            Audit Fees            $45,000             $34,500
            Audit-related fees        -0-                 -0-
            Tax fees                5,500               6,500
            All other fees            -0-                 -0-
                                  -------             -------
            Totals                $50,500             $41,000


          Audit Fees

          Audit fees consist of fees related to the audit of the Company's year-end financial statements and review of the Company's quarterly reports on Form 10-QSB.

          Tax Fees

          Tax fees consist of fees related to preparation of the Company's consolidated United States federal and state tax returns in 2004 and 2003.

          Board of Directors Pre-Approval Policy

          It is the policy of the Company's Board of Directors to approve all engagements of the Company's independent auditors to render audit or non-audit services prior to the initiation of such services.

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



                                AMBASSADOR FOOD SERVICES CORPORATION
                                ------------------------------------
                                (Registrant)



                                By  /s/  Robert A. Laudicina
                                    ---------------------------------------
Date: 8/25/04                       Robert A. Laudicina
                                    Chief Executive Officer and Principal
                                    Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Arthur D. Stevens             Chairman of the Board               8/25/04
--------------------------------------------------------------------------------
Arthur D. Stevens                  Title                               Date


                                   President and Chief
                                   Executive Officer and
/s/  Robert A. Laudicina           Principal Financial Officer         8/25/04
--------------------------------------------------------------------------------
Robert A. Laudicina                Title                               Date



/s/   Ann W.  Stevens              Director                            8/25/04
--------------------------------------------------------------------------------
Ann W. Stevens                     Title                               Date


/s/   John Makula                  Director                            8/25/04
--------------------------------------------------------------------------------
John Makula                        Title                               Date


Note: The Company will provide, on the written request of any stockholder, a copy of any exhibit to this Form 10-KSB at a rate of $.15 per page. The minimum fee is $5.00. Requests should be directed to Robert A. Laudicina, President, Ambassador Food Services Corporation, 5-30 54th Avenue, Long Island City, New York 11101.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Ambassador Food Services Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Ambassador Food Services Corporation and Subsidiary as of May 27, 2004 and May 29, 2003, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassador Food Services Corporation and Subsidiary as of May 27, 2004 and May 29, 2003, and the consolidated results of their operations and their cash flows for the 52 weeks then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited cash available to fund operations, has sustained operating losses, and its current liabilities exceeded its current assets by $172,887 at May 27, 2004. Furthermore, the Company is operating under a debt compliance waiver from it's principal lender which will expire in February 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WithumSmith+Brown, P.C.
New Brunswick, New Jersey
August 13, 2004, except for the second paragraph of
Note 4, as to which the date is August 19, 2004

              AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         MAY 27, 2004 AND MAY 29, 2003
                                                                    2004           2003
                                                                    ----           ----
       ASSETS

Current Assets:
   Cash                                                         $     9,881     $    68,551
   Accounts receivable, net of allowance
    for doubtful accounts of $7,189 in 2004 and 2003                769,067         764,688
   Inventory                                                         92,260          94,475
   Prepaid expenses and other assets                                 75,237          64,748
   Restricted cash                                                  219,744         210,913
                                                                -----------     -----------
Total Current Assets                                              1,166,189       1,203,375

Property and Equipment - Net                                        136,405         167,148

Deposits                                                             20,860          20,860
                                                                -----------     -----------
        Total Assets                                            $ 1,323,454     $ 1,391,383
                                                                ===========     ===========
        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
   Line of credit payable                                       $   575,575     $   562,181
   Current maturities of long-term debt                              31,892          52,251
   Notes payable to related parties, current maturities              30,000          30,000
   Advances due to related parties                                   15,455          13,358
   Accounts payable                                                 583,337         357,995
   Accrued expenses                                                 102,817         156,825
                                                                -----------     -----------
       Total Current Liabilities                                  1,339,076       1,172,610

Long-Term Debt, Net of Current Maturities                            29,759          42,231

Other Liabilities                                                        --           1,700

Notes Payable to Related Parties, Net of Current Maturities
       Net of Current Portion                                        65,000          65,000

Stockholders' (Deficit) Equity:
   Common stock, $1.00 par value (2,000,000
    shares authorized, 1,009,230 shares issued)                   1,009,230       1,009,230
   Additional paid-in capital                                       718,291         718,291
   Accumulated deficit                                           (1,508,201)     (1,287,985)
                                                                -----------     -----------
                                                                    219,320         439,536
Less Treasury Stock, at Cost (274,594 and 274,574 shares
   in 2004 and 2003, respectively)                                 (329,701)       (329,694)
                                                                -----------     -----------
Total Stockholders' (Deficit) Equity                               (110,381)        109,842
                                                                -----------     -----------
       Total Liabilities and Stockholders' (Deficit) Equity     $ 1,323,454     $ 1,391,383
                                                                ===========     ===========

  The Notes to Consolidated Financial Statements are an integral part of these statements

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  52 WEEKS ENDED MAY 27, 2004 AND MAY 29, 2003


                                                        2004            2003
                                                    -----------     -----------
Sales                                               $ 5,336,442     $ 5,862,844

Cost and Expenses:
   Cost of food products sold                         2,103,889       2,292,769
   Operating                                          2,136,344       2,363,418
   Administrative                                     1,204,247       1,253,625
   Depreciation and amortization                         51,347          80,414
                                                    -----------     -----------
       Total Cost and Expenses                        5,495,827       5,990,226
                                                    -----------     -----------
Operating Loss                                         (159,385)       (127,382)

Other Income (Expense):
   Loss on asset disposal of property and equipment      (1,693)           --
   Interest income                                        8,832           8,539
   Interest expense                                     (64,030)        (64,340)
   Gain on sale of assets                                  --           100,000
   Gain on settlement of debt                              --           790,992
   Other income (expense)                                  --            (3,434)
                                                    -----------     -----------
       Total Other Income (Expense), Net                (56,891)        831,757
                                                    -----------     -----------
(Loss) Income  Before Provision For Income Taxes       (216,276)        704,375

Provision For Income Taxes                                3,940           1,285
                                                    -----------     -----------
Net (Loss) Income                                   $  (220,216)    $   703,090
                                                    ===========     ===========
Basic and Diluted (Loss) Income  Per Common Share   $     (0.30)    $      0.96
                                                    ===========     ===========
Weighted Average of Common Shares Outstanding           734,650         734,684
                                                    ===========     ===========

  The Notes to Consolidated Financial Statements are an integral part of these statements

               AMBASSADOR FOOD SERVICE CORPORATION AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                FOR THE YEARS ENDED MAY 27, 2004 AND MAY 29, 2003

                                                 Common Stock
                           -----------------------------------------------------------
                                                Issued                 Treasury          Additional                      Total
                            Authorized   ----------------------   --------------------    Paid-in     Accumulated    Stockholders'
                              Shares       Shares       Amount      Shares      Amount    Capital       Deficit     Equity (Deficit)
                             ---------   ---------    ---------   ---------   ---------   --------   ------------   ----------------
Balance, May 30, 2002        2,000,000   1,009,230   $1,009,230   (274,274)  $(329,601)   $718,291   $(1,991,075)    $(593,155)

Net Income                       --          --           --         --          --          --          703,090       703,090

Purchase of Treasury Stock       --          --           --          (300)        (93)      --             --             (93)
                             ---------   ---------    ---------   ---------   ---------   --------   ------------    ----------

Balance May 29, 2003         2,000,000   1,009,230    1,009,230   (274,574)   (329,694)    718,291    (1,287,985)      109,842

Net Loss                         --          --           --         --          --          --         (220,216)     (220,216)

Purchase of Treasury Stock       --          --           --           (20)         (7)      --             --              (7)
                             ---------   ---------   ----------   ---------   ---------   --------   ------------    ----------

Balance May 27, 2004         2,000,000   1,009,230   $1,009,230   (274,594)  $(329,701)   $718,291   $(1,508,201)    $(110,381)
                             =========   =========   ==========   =========  ==========   ========   ============    ==========


The Notes to Consolidated Financial Statements are an integral part of these statements


               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 27, 2004 AND MAY 29, 2003

                                                                2004         2003
                                                                ----         ----

Cash Flows from Operating Activities:
   Net (loss) income                                          $(220,216)  $ 703,090
   Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Gain on settlement of debt                                       --    (790,992)
    Depreciation and amortization                                51,347      80,414
    Loss on fixed asset disposal                                  1,693          --
    Interest income on restricted cash                           (8,831)     (7,382)
    Changes in:
     Accounts receivable                                         (4,379)     69,729
     Inventory                                                    2,215      20,553
     Prepaid expenses and other assets                          (10,489)    (19,481)
     Advances due to related parties                              2,097          --
     Accounts payable                                           225,342    (149,688)
     Accrued expenses                                           (54,008)     12,646
     Other liabilities                                           (1,700)    (17,150)
                                                              ----------  ----------
      Net Cash  Used In Operating Activities                    (16,929)    (98,261)

Cash Flows from Investing Activities:
   Purchase of property and equipment                           (23,211)    (16,372)
   Change in deposits                                                --       8,970
   Change in restricted cash                                         --    (100,000)
                                                              ----------  ----------
      Net Cash  Used In Investing Activities                    (23,211)   (107,402)

Cash Flows from Financing Activities:
   Principal payments on long-term debt                         (31,917)    (41,224)
   Increase in borrowings of long term debt                          --     135,000
   Payment to settle debt                                            --    (125,000)
   Purchase of treasury stock                                        (7)        (93)
   Net proceeds under line of credit payable                     13,394      71,008
                                                              ----------  ----------
      Net Cash (Used in) Provided by Financing Activities       (18,530)     39,691
                                                              ----------  ----------
Net Decrease in Cash                                            (58,670)   (165,972)

Cash at Beginning of Period                                      68,551     234,523
                                                              ----------  ----------
Cash at End of Period                                         $   9,881   $  68,551
                                                              ==========  ==========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period:
    Income taxes                                              $   3,940   $   1,258
    Interest                                                  $  64,617   $  62,089

Non cash investing and financing activities:
   Purchase of vehicles through issuance of long term debt    $  15,493   $  65,007
   Debt settlement by insurance proceeds in connection
    with stolen vehicle                                       $  16,407   $      --


The Notes to Consolidated Financial Statements are an integral part of these statements

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Summary of Significant Accounting Policies:
----------------------------------------------------
          Significant accounting policies followed by Ambassador Food Services Corporation and Subsidiary (hereinafter collectively known as the Company) in the preparation of the accompanying consolidated financial statements are summarized below:

          Nature of Business and Recent Developments
          The Company conducts operations in New York in two operating segments: food (meal preparation and delivery, cafeteria and catering) and janitorial services. These segments primarily service government agencies and non-profit organizations.

          In March 2004, the Company has filed a preliminary Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange Act of 1934 wherein the Board of Directors proposed a 1 for 30 reverse stock split followed by a 30 for 1 forward stock split as a means to decrease the number of outstanding shareholders to below 500 so that the Company may terminate its registration under the Securities and Exchange Act of 1934. Subsequent thereto, management has received comments to this proxy from the Securities and Exchange Commission (SEC) to which it has responded and is awaiting their final approval before scheduling the meeting of the stockholders to vote on the proposal. The Company has approximated its total cost for this transaction to by $25,000.

          Basis of Presentation
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

          The Company's current liabilities exceed its current assets by $172,887, it has sustained operating losses, and has limited cash available to fund operations. In addition, the Company is also having difficulties in generating positive cash flows from operations. Furthermore, the Company is operating under a debt compliance waiver from it's primary lender which will expire in February 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuing its cost reduction efforts and its plan to attract new business. However, at present, there is no assurance that its efforts will return the Company to profitability. However, there can be no assurances that the Company will be successful in their efforts to cut costs and renegotiate their line of credit beyond February 2005. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Principles of Consolidation
          The consolidated financial statements include the accounts of Ambassador Food Services Corporation (AFSC) and its wholly-owned subsidiary, Ambassador Fast Services, Inc. (AFS) All intercompany balances and transactions have been eliminated in consolidation.

          Reporting Periods
          The Company has a fiscal year (52 or 53 weeks) ending on the Thursday nearest May 31. Fiscal years 2004 and 2003 contained 52 weeks.

          Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 1 - Summary of Significant Accounting Policies (Continued):
          ---------------------------------------------------------------
          Inventory
          Inventory, consisting of food and supplies, is stated at the lower of cost (first-in, first-out) or market.

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

          FINANCIAL INSTRUMENTS
          Short-Term  Financial  Instruments
          ----------------------------------
          The carrying amount of short-term financial instruments, including cash and cash equivalents, trade accounts receivables and payables and certain accrued liabilities, approximates their fair value in the financial statements because of the short maturity of such instruments.

          Notes Payable and Long-Term Debt
          --------------------------------
          The carrying amount of the line of credit approximates its fair value because the currently effective rates reflect market rates available to the Company. The carrying amount of fixed rate notes payable and fixed rate related party advances approximates its fair value based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

          CONCENTRATION OF RISK
          Financial   instruments  which  potentially   expose  the  Company  to
          concentrations   of  risk,   consist   primarily  of  cash,   accounts
          receivable, and labor:

          Cash
          ----
          The Company places operating cash with high quality financial institutions. At times, these amounts exceed the Federal Deposit Insurance Corporation limits of $100,000. However, management monitors the soundness of these institutions and considers the Company's risk negligible.

          Accounts Receivable and Credit Policies
          ---------------------------------------
          Accounts receivable are unsecured, non-interest bearing, customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date, depending on the terms the Company has with the customer. If a customer fails to remit payment within 90 days of the invoice date, management calls the customer to determine when collection can be expected. Customer account balances with invoices dated over 90 days are considered delinquent. Payment of accounts receivable are allocated to the specific invoices as identified on the customer's remittance advice. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected.

          All of the Company's accounts receivable balances are with customers located in New York. The Company grants credit to customers such as governmental social service agencies and other non-profit organizations.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 1 - Summary of Significant Accounting Policies (Continued):
          ---------------------------------------------------------------
          As of May 27, 2004, 40 percent (e.g. 17, 12 and 11 percent) of total accounts receivable was from three customers. As of May 29, 2003, four customers represented approximately 51 percent (e.g. 16, 13, 11 and 11 percent) of total accounts receivable. One of these customers also represented approximately 31 percent and 34 percent of total consolidated net sales for the 52 weeks ended May 27, 2004, and May 29, 2003, respectively.

          Labor
          -----
          Some of the Company's non-management employees are covered by collective bargaining agreements. The agreement with the United Service Employees Union # 377 is scheduled to expire within the next year. If the Company and the United Service Employees Union # 377 representing such workers (aggregating approximately 11% of all non-management employees) are unable to agree on a new contract prior to expiration of the current contract, a work stoppage may occur that could adversely affect results of operations.

          EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
          In December 2003, the FASB revised FIN No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to adopt FIN No. 46 for any variable interest entities it had and would be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

          RECLASSIFICATION
          Certain   amounts  from  the  2003  financial   statements  have  been
          reclassified to conform to the 2004 presentation.

          REVENUE RECOGNITION
          Revenue from food and janitorial customer contracts is recognized at the time services are provided to the customer in accordance with those contracts.

          PROPERTY AND EQUIPMENT
          Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on the straight-line method. The estimated lives used in determining depreciation are as follows:

                         Description                                Years

                  Cafeteria and Commissary Equipment                 3-7
                  Leasehold Improvements                              *
                  Vehicles                                           3-5
                  Office Equipment                                   3-7
                  Warehouse Equipment                                3-7

                  *  Lesser of estimated life or term of lease

          Expenditures for maintenance and repairs are charged to expense as incurred.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 1 - Summary of Significant Accounting Policies (Continued):
          ---------------------------------------------------------------

          VALUATION OF LONG-LIVED ASSETS
          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment when events and circumstances warrant such a review. Based on these evaluations, there were no adjustments made in the carrying value of the long-lived assets in 2004 and 2003.

          INCOME (LOSS) PER COMMON SHARE
          Income (loss) per common share is computed using the weighted average of common shares outstanding during the period.

Note 2 -  Restricted Cash:
-------------------------
          In connection with the Company's line of credit, the Company is required to maintain a collateral deposit of $200,000. The deposit earns interest at the prime rate (4.00 percent at May 27, 2004, and
          4.25 percent at May 29, 2003). Interest earned for the year ended May 27, 2004, and May 29, 2003, amounted to $8,831 and $7,382, respectively. The collateral is required to be maintained during the term of the loan.

Note 3 -  Property and Equipment:
--------------------------------
          Property and equipment consists of the following at May 27, 2004 and May 29, 2003:

                                                   2004               2003
                                             -------------       ------------

     Cafeteria and Commissary Equipment      $     467,343       $    456,349
     Leasehold Improvements                         31,923             22,657
     Vehicles                                      156,493            162,182
     Office Equipment                               60,213             60,213
     Warehouse Equipment                            22,189             22,189
                                             -------------       ------------
                                                   738,161            723,590
     Less Accumulated Depreciation                 601,756            556,442
                                             -------------       ------------
     Property and Equipment, Net             $     136,405       $    167,148
                                             =============       ============

          Depreciation expense amounted to $51,347 and $80,414 for the fiscal years ended May 27, 2004, and May 29, 2003, respectively.

Note 4 -  Line of Credit Payable:
--------------------------------
          The Company has a line of credit agreement with a lender, which provides for maximum borrowings of $1,000,000, limited to 85 percent of eligible accounts receivable as defined by the lender. Interest is payable monthly at prime (4.00 percent and 4.25 percent at May 27, 2004 and May 29, 2003, respectively) plus five percent. The loan, which was originally due in December 2002, is collateralized by a first priority perfected security interest in all the Company's assets, excluding certain equipment, for which the lender has a second priority perfected security interest. The agreement contains a tangible net worth covenant, as defined by the lender, which is measured on a semi-annual basis. As of May 27, 2004, the Company was in default on the tangible net worth covenant.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 4 - Line of Credit Payable (continued):
          -------------------------------------------
          On August 19, 2004, the lender agreed to waive the covenant violation and extended the due date through February 28, 2005. In addition, certain terms of the agreement have been modified, including:
          o  increasing the interest rate charged to prime plus 7%
          o requiring the Chief Executive Officer to guarantee up to $100,000, and further limiting the maximum borrowing.
          o  reducing the  minimum  tangible  net worth from $200,000 to $60,000
          o further limiting the maximum borrowings to the lesser of 85 percent of eligible accounts receivable or 60 percent of eligible accounts receivable less restricted cash

          In connection with the line of credit payable, $95,000 of loans due to certain related parties (see Note 6) are subordinated to the lender.

          The balance of the credit line was $575,575 and $562,181 as of May 27, 2004, and May 29, 2003, respectively.

Note 5 - Long-Term Debt:
-----------------------
         Long-term debt consists of the following at May 27, 2004 and May 29, 2003:

                                                              2004              2003
                                                           ---------         ---------

           Notes  payable -  vehicles,  payable
           in monthly  installments,
           non-interest bearing, due August 2007           $  14,803         $  38,546

           Note  payable -  vehicle,  payable
           in  monthly  installments, bearing interest
           at 8.99 percent, due May 2007                      12,754            15,936

           Note  payable -  vehicle,  payable
           in  monthly  installments, bearing interest
           at 7.99 percent, due November 2007                 14,094                --

           Notes  payable  to  individuals,  payable
           upon  demand  after October   2003.  Interest
           at 10  percent is payable in
           semi-annual installments                           20,000            40,000
                                                           ---------         ---------

           Total Long-Term Debt                               61,651            94,482

           Less Current Maturities                            31,892            52,251
                                                           ---------         ---------

           Long-Term Debt, Less Current Maturities        $   29,759         $  42,231
                                                          ==========         =========

          Aggregate maturities of long-term debt due within the four years subsequent to May 27, 2004, are as follows:

                   Year                  Amount

                   2005               $   31,892
                   2006                   12,541
                   2007                   13,248
                   2008                    3,970
                                      ----------

                    Total             $   61,651
                                      ==========

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -  Related Party Transactions:
-----------------------------------
          The Company entered into a consulting agreement with the chairman of the Board of Directors, who is also a stockholder and former officer. The agreement originally requiring payments of $100,482 per annum, was informally amended to a total per annum consulting fee of $81,000. The consulting agreement terminates in May 2009. The expense relating to that agreement for the 52 week period ended May 27, 2004, and May 29, 2003, was approximately $80,000 and $91,000, respectively. In addition, the Company had advances due to this individual in the amount of $3,154 as of May 27, 2004. These advances are non-interest bearing and are due on demand.

          The Company had advances due to certain officers in the amount of $12,301 and $10,204 as of May 27, 2004 and May 29, 2003, respectively.
          These advances are non-interest bearing and are due on demand.

          In 2003, in connection with the settlement of debt (See Note 8), the Company signed notes with stockholders and management of the Company in the aggregate amount of $95,000. A portion of these notes are payable upon demand with the balances due after April 2007. Interest at 10 percent is payable in semiannual installments. Interest expense relating to this debt is approximately $10,000 and $-0- for the 52 weeks ended May 27, 2004 and May 29, 2003, respectively. These notes are all subordinated to the lender of the credit line. Aggregate maturities of these notes due within the next three years are as follows:

                                    Year             Amount
                                    ----             -------

                                    2005             $30,000
                                    2006                  --
                                    2007              65,000
                                                    --------
                                         Total      $ 95,000
                                                    ========

Note 7 -  Gain on Sale of  Assets:
---------------------------------
          In connection with the sale of the Iowa and Oklahoma vending machine and cafeteria operations in 2001, $200,000 was held from the purchase price by the buyer contingent upon the buyer retaining certain customers. This $200,000 was not recorded by the Company in the year the transaction occurred as it was deemed a gain contingency. The
          Asset Purchase Agreement called for the Company to receive the $200,000 in various intervals through 2004. $100,000 was collected and recorded during 2002. On February 15, 2003, the Company reached an agreement to receive the final $100,000 payment relating to the sale. This $100,000 was not due until January 2004. The entire amount of $100,000 was paid early on April 1, 2003.

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

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -  Commitments:
--------------------
          The Company leases all real estate for office, warehouse, and commissary facilities expiring through November 2006. All equipment that is leased is for office use. The Company must pay utilities under the terms of the leases. Future minimum lease payments under all non-cancelable operating leases, as of May 27, 2004, are as follows:

             Fiscal Year       Real
              Ending           Estate        Equipment         Total
            -----------    --------------   -----------     ------------

              2005         $     239,421     $  1,360       $    240,781
              2006               140,511           --            140,511
              2007                23,310       23,310
                           -------------    -----------     ------------
                           $     403,242     $  1,360       $    404,602
                           =============    ===========     ============

          The preceding data reflects existing leases and does not include anticipated future replacements upon expiration.

          Rental expense charged to operations was $239,263 in 2004 and $236,833 in 2003.

Note 10 - Income Taxes:
-----------------------
          Deferred income taxes consisted of the following at May 27 and May 29:

                                                        2004            2003
                                                        ----            ----

           Deferred Tax Asset                      $  681,377      $  554,411
           Less Valuation Allowance                  (681,377)       (512,618)
                                                   ----------      ----------
           Net Deferred Tax Asset                       --             41,793

           Deferred Tax Liability                       --            (41,793)
                                                   ----------      ----------
           Net Deferred Income Taxes               $    --         $    --
                                                   ==========      ==========

          The approximate tax effect of each temporary difference giving rise to the deferred tax asset and liability was as follows: 2004 2003

                                                        2004            2003
                                                        ----            ----

           Vacation Accrual                        $   10,360      $   11,398
           Allowance for Bad Debts                      2,876           2,876
           Depreciation                                11,918            --
           Contribution Carryforward                      476          14,772
           Net Operating Loss Carryforwards           655,747         525,365
                                                   ----------      ----------
           Deferred Tax Asset                      $  681,377      $  554,411
                                                   ==========      ==========

           Accelerated Depreciation                $    --         $  (41,793)
           Deferred Tax Liability                  $    --         $  (41,793)
                                                   ==========      ==========

          The valuation allowance was established to reduce the deferred tax asset to zero. The reduction is necessary because of prior operating losses and uncertainty about the Company's ability to utilize net operating loss carryforwards before they expire. The valuation allowance increased by $168,759 and decreased by $264,180 in fiscal years 2004 and 2003, respectively.

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 10 - Income Taxes(continued):
          --------------------------------
          The income tax benefit reflected in the consolidated statements of operations differs from the amounts computed at Federal statutory income tax rates. The principal differences are as follows at May 27 and 29: 2004 2003

                                                        2004            2003
                                                        ----            ----
           Federal Income Tax Expense (Benefit)
             Computed at Statutory Rate            $  (73,533)     $  239,487
           State Income Tax Expense                     3,940           1,285
           Non-Utilization of Net Operating Loss
             Carryforwards                             73,533             --
           Utilization of Net Operating Loss
             Carryforwards                                --         (239,487)
                                                   ----------      ----------
           Income Tax Expense (Benefit)            $    3,940      $    1,285
                                                   ==========      ==========

          The Company has Federal net operating loss carryforwards available at May 27, 2004 which amounted to $1,639,368 and expires at various intervals from 2008 through 2024.

          In addition, for state purposes, AFS and AFSC has State of New York net operating loss carryforwards available at May 27, 2004, which amounted to $2,125,604 and expire at various intervals from 2008 through 2024.

Note 11 - Segment Information:
-----------------------------
          The Company follows Financial Accounting Standards Board SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. The Company's businesses are organized and managed as two operating segments based on the differences in products and services. These segments are Food and Janitorial. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and vice president have been identified as the chief operating decision-makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

          The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1 - Summary of Significant Accounting Policies." The following tables show the operations of the Company's reportable segments:

                       2004                   Food       Janitorial     Total
           -----------------------------  ------------  ----------  -----------

           Sales                          $ 4,858,856   $ 477,586   $ 5,336,442
           Operating Income (Loss)        $  (176,664)  $  17,279   $  (159,385)
           Assets                         $ 1,323,454   $   --      $ 1,323,454
           Depreciation and Amortization  $    51,347   $   --      $    51,347
           Capital Expenditures           $    54,197   $   --      $    54,197

               AMBASSADOR FOOD SERVICES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Segment Information (continued):
-----------------------------------------

                       2004                   Food      Janitorial     Total
           -----------------------------  ------------  ----------  -----------

           Sales                          $ 5,319,260   $ 543,584   $ 5,862,844
           Operating Income (Loss)        $  (145,820)  $  18,438   $  (127,382)
           Assets                         $ 1,386,974   $   4,409   $ 1,391,383
           Depreciation and Amortization  $    80,414   $    --     $    80,414

           Capital Expenditures           $    81,379   $    --     $    81,379

          A reconciliation of the totals reported for the operating segments to income (loss) before the provision for income taxes are as follows for the 52 weeks ended May 27, 2004 and May 29, 2003: 2004 2003

                                                          2004            2003
                                                          ----            ----

           Total Reportable Segment Operating Loss   $ (159,385)     $ (127,382)

           Other Income (Expense):
                Loss on Asset Disposal                   (1,693)          --
                Interest Income                           8,832           8,539
                Interest Expense                        (64,030)        (64,340)
                Gain on Sale of Assets                     --           100,000
                Gain on Settlement of Debt                 --           790,992
                Other Expense                              --            (3,434)
                                                     ----------      ----------
                  Total Other Income (Expense), Net     (56,891)        831,757
                                                     ----------      ----------
           (Loss) Income Before Provision for
              Income Taxes                           $ (216,276)     $  704,375
                                                     ==========      ==========